Form 10KSB
period 1996-06-30
PATLEX HOLDINGS INC
filed 1996-09-30
CIK 1010138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1996

                                               or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934.
          For the transition period from ____________ to ___________

                          COMMISSION FILE NUMBER 0-9111

                                DBT ONLINE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                   Pennsylvania                                  85-0439411
          -------------------------------                  --------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                    Identification No.)

             5550 W. Flamingo Road, Suite B-5
                   Las Vegas, Nevada                            89103
          ---------------------------------------             ---------
          (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code 702-257-1112

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class:        Name of each exchange on which registered:
                 None                                   None
          --------------------        ------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES [X*] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenues for the most recent fiscal year ended June 30, 1996 were $7,978,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as quoted on September 19, 1996 was $88,356,802. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, senior executive officers and beneficial owners of more than ten percent of the common stock of the Company.

The number of shares of the registrant's common stock outstanding as of September 19, 1996 was 7,723,474.**

* The Company was formerly a wholly-owned subsidiary of Patlex Corporation, a Pennsylvania corporation ("Patlex"). On August 20, 1996, the former shareholders of Patlex voted to approve a Plan of Merger and Reorganization (the

"Reorganization") pursuant to which Patlex was reorganized into a holding company structure and each share of Patlex common stock outstanding was converted into one share of common stock of the Company. As a result of the Reorganization, Patlex became a wholly-owned subsidiary of the Company. Pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, the Company is the successor issuer to Patlex.

**On August 20, 1996, a wholly-owned subsidiary of the Company merged with Database Technologies, Inc., a Florida corporation ("DBT") and DBT became a wholly-owned subsidiary of the Company. In the merger, each share of DBT common stock was converted into approximately 2.95 shares of common stock of the Company.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I....................................................................... 1

Item 1.   Description of Business............................................ 1
Item 2.   Description of Property............................................ 6
Item 3.   Legal Proceedings.................................................. 6
Item 4.   Submission of Matters to a Vote of Security Holders................ 7

PART II...................................................................... 7

Item 5.   Market for Common Equity and Related Stockholder Matters........... 7
Item 6.   Management's Discussion and Analysis or Plan of Operation.......... 8
Item 7.   Financial Statements...............................................10
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................10

PART III.....................................................................10

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons, Compliance with Section 16(a) of the
          Exchange Act.......................................................10
Item 10.  Executive Compensation.............................................12
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....14
Item 12.  Certain Relationships and Related Transactions.....................15
Item 13.  Exhibits, and Reports on Form 8-K..................................16

                                     PART I

ITEM 1.  Description of Business

           The Company is organized in a holding company structure. The Company was formerly a wholly-owned subsidiary of Patlex Corporation, a Pennsylvania corporation ("Patlex"). On August 20, 1996, the shareholders of Patlex approved a Plan of Reorganization pursuant to which the Company was reorganized into a holding company and Patlex became a wholly-owned subsidiary of the Company (the "Reorganization"). Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with Database Technologies, Inc., a Florida corporation ("DBT") and DBT also became a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the terms of the Merger and the Reorganization, the former shareholders of Patlex own approximately 33.5% of the Company and the former shareholders of DBT own approximately 66.5% of the Company. The Company is the successor registrant to Patlex. Although the Company was the surviving corporation in the Merger, for accounting purposes the transaction was treated as a purchase business acquisition of Patlex by DBT (a reverse acquisition) and a recapitalization of DBT. Assets and liabilities of Patlex acquired in the transaction will be recorded at their fair values as of August 20, 1996.

BUSINESS OF DBT

           DBT is an electronic information content provider furnishing on-line, immediate access to public records on individuals, businesses and assets. DBT was established in 1992 by Hank Asher, its President, who led the development of DBT's products. As of September 1996, DBT had approximately 9,200 customer accounts, consisting of approximately 19,700 users, with new customer accounts being added at a rate of over 700 per month. DBT's customer base is diverse in terms of both size and information requirements.

           DBT's strategy is to become a one-stop source of information provided in a user-friendly format at reasonable costs. Its proprietary software allows cross-referencing of the information. The linear architecture of its computer systems allows for system increases in database size and capacity. To DBT's knowledge, no other database is currently able to match the cross-referencing capabilities of its system. DBT's reports are completely machine-generated, using advanced technologies and algorithms to find, cross-reference and confirm the accuracy of data.

           DBT's products were initially used primarily by insurance companies to investigate claims. Use of the database later expanded to law enforcement agencies and investigation firms. In April 1996, insurance companies, law enforcement agencies and investigation firms represented 13% and 28%, respectively, of DBT's on-line usage, in minutes. See "--Customers."

           To date, capital to support DBT's growth has been provided mainly by private placements and cash provided from operations. In July 1993, and June 1995, DBT completed private placements of equity of $81,000 and $100,000, respectively, and, in August 1995, completed a private placement of $3 million of common stock.

Strategy

           DBT's objective is to expand its technology, sources of data and user base. To achieve this objective, DBT intends to (i) engage in research and development activities to expand its existing technology, (ii) develop new products, (iii) acquire additional information, (iv) access new sources of information and (v) attract new customers.

           DBT communicates with its customers on a regular basis both with respect to their level of satisfaction with the existing products and their needs for additional products.

           DBT aggressively designs new products and enhances existing products, creating new value for its customers. In addition, DBT's technical support personnel are available 24 hours a day, 7 days a week to assist customers in their use of the products. DBT believes that its responsiveness to customer feedback and emphasis on customer service contributes to customer loyalty and usage of DBT's products.

Data Sources

           DBT acquires its data from both governmental and commercial sources and then formats the data for use with its products.

           Costs for data are incurred in one of the following ways: (i) up front at the time information is acquired, (ii) on a flat fee basis for updates or (iii) at variable costs based on access. In the case of up front or flat fees, additional costs to the supplier of such information are not generally incurred as DBT's customers access the database. In the case of acquisitions of real-time information, variable costs are incurred by DBT and are charged to DBT's customers at a variable rate based upon usage by the customer.

Products

           DBT's current product line includes the following:

           DBT ONLINE. The Next Generation of AutoTrack Plus+. DBT Online provides on-line access to billions of records relating to individuals and companies, including, but not limited to, social security numbers, current and past addresses, telephone numbers, neighbors, relatives, associates, assets and corporations. It is a cross-referenced system that is easy to use and accessible at all times. Users pay a per-minute rate for on-line usage. Set-up and installation fees are not charged. DBT Online is currently used by law enforcement agencies, insurance companies, licensed investigation firms, financial institutions, attorneys and paralegals, among others.

           Within the DBT Online database, users can also access "Faces of the Nation." Faces of the Nation is a product used for, among other things, locating individuals in the United States. With a name, address, social security number or date of birth and first name, users can locate current and previous addresses, relatives and associates, neighbors, date of birth or social security number. Although the scope of this database is national, every individual in the United States may not be included.

           DBT expects to release the following products in 1996:

           NEW YORK UNIFIED COURT SYSTEM. DBT entered into a definitive agreement with the New York Unified Court System, effective as of February 8, 1996. Under the terms of the exclusive contract, DBT expects to provide on-line access to the civil case management data of the New York Unified Court System. This product will improve the efficiency of the search process for information about the status of cases in the New York court system and is likely to be used predominantly by New York attorneys.

           CORPORATIONS OF THE NATION. This product is intended to provide information on corporations in 45 states and will supply more expansive and comprehensive investigative information than currently available sources.

           CARLI (COMPUTER ASSISTED RADIO-LINKED INFOBASE). Law enforcement agencies are expected to use this product which will access DBT Online and other data sources by voice recognition and voice response systems that can be activated while operating a vehicle. Advantages of this system include improved officer safety and productivity for law enforcement personnel. This product is currently in the research and development stage, including beta tests in law enforcement vehicles.

Research and Development

           DBT's aggressive research and development efforts include the following categories:

           HARDWARE AND OPERATING SYSTEM DESIGN AND IMPLEMENTATION. Utilizing the newest and most advanced micro based technologies, DBT regularly designs, tests and implements upgrades to its existing computer infrastructure as well as high speed intra and inter network communications. As of September 1996, DBT maintained 7.0 terabytes of online data storage, which is being expanded.

           DBT also develops enhancements to its open architecture mass storage file system. The prominent advantages of DBT's file systems are unlimited file size, fast index retrieval and real-time redundant fault tolerances, as well as the ability to link dissimilar data elements through intelligent indexing. In addition, DBT continues to refine its multi-tiered client server distributed processing environment. DBT's systems utilize distributed processing via an open architecture. Multi-tiered client server methodology affords the ability to seamlessly address multiple file types and utilize idle processor resources across DBT's system infrastructure.

           DELIVERY METHODS. Additional research and development efforts focus on DBT's delivery methods. DBT continues to develop and enhance its delivery of products through its existing interactive session manager, providing new products and capabilities to DBT's customers. DBT is currently developing and testing its internet interface for users with high security requirements, particularly law enforcement. DBT is also currently developing and testing mobile computing solutions to DBT products. Included in this program is a talking police car, CARLI (Computer Assisted Radio-Linked Infobase), which affords voice activated, voice response access to DBT and other data sources. See "--Products."

Customers

           DBT's customer base has increased rapidly over the last two years, from approximately 580 customer accounts in December 1993 to approximately 9,200 customer accounts in September 1996. As of September 1996, DBT's customers included approximately 19,700 individual users.

           DBT's current products are available only to law enforcement agencies, attorneys, paralegals, licensed investigation firms, financial institutions, insurance companies and other qualified entities. DBT reserves the right to refuse, or withdraw without notice, access to its products. All potential customers are screened by DBT prior to being given access to the system. The screening process generally consists of a review of professional licenses, if any, credit reports and other relevant information in order to verify the intended use of information. Once an application has been approved, the customer is asked to sign a subscription agreement with DBT which provides the terms and conditions pursuant to which DBT grants access to its products. A standard subscription agreement includes a disclaimer of any warranties on the data and indemnification of DBT for inaccuracies contained in the data.

           Once a customer is ready to go on-line, DBT delivers its software with instructions for the customer to call DBT for a password and assistance on the installation. DBT's technical support staff of approximately 15 people works with the users to assure that the installation is performed properly and the instructions for use of the database have been communicated. The technical support staff is then available on an on-going basis, without charge, to assist users as needed.

           DBT does not charge an installation or monthly fee to its customers. Users access the database by calling a toll free number by modem from their computers. The cost ranges from $0.50 to $1.50 per minute. Users spend 8 minutes, on average, on-line each time they access a database. Some of DBT's products are charged based on a fixed fee schedule per report generated.

           Once customers subscribe to a DBT product, many expand their subscription to include other available products.

Government Regulation

           Regulation of access to information for public usage varies from state to state. Therefore, the amount of information available in particular states may vary. In Florida and Texas, the two states in which DBT does the most significant amount of its business, access to records is relatively unrestricted. In those states, all government records are specifically made public by law unless excluded by a specific statutory exception. Such exceptions exist primarily with respect to some criminal history information, which, when an exception is applicable, generally may only be provided to law enforcement agencies for specific purposes. DBT cannot predict whether the degree of regulation in any particular state will change, nor whether the federal government will implement any regulations with respect to access to specific information.

Marketing

           During the quarter ended June30, 1996, DBT increased the size of its sales and marketing staff to seventeen by adding five new employees. The added staff has specific skills that will increase DBT's ability to develop and implement dynamic marketing programs.

           DBT is increasing its participation in key trade shows, advertising in a wider range of trade journals and publications, and instituting several direct mail campaigns targeted at specific audiences. DBT also continues to pursue its highly successful customer referral program.

BUSINESS OF PATLEX

           Patlex Corporation has been engaged in the patent exploitation and enforcement business since late 1979. Patlex owns a 64% interest in the royalty income from, and a 42.86% ownership interest in, certain patents which relate to basic technology used in certain types of commonly used lasers and certain uses of laser technology (the "Laser Patents"). The patent enforcement business includes the identification of laser products and laser applications which infringe the Laser Patents and the execution of licensing agreements through normal commercial negotiations or pursuant to settlements of litigation brought against infringers of the Laser Patents. Patlex is also the exclusive licensing agent for the Laser Patents. Patlex was incorporated in 1972 under the laws of the Commonwealth of Pennsylvania.

           On September 27, 1995, AutoFinance Group, Inc., a California corporation ("AFG"), as the then sole shareholder of Patlex, effected the distribution (the "Distribution") of 95.01% of the outstanding shares of Patlex's Common Stock, par value $.10 per share (the "Patlex Common Stock"), to the holders of shares of common stock, no par value, of AFG. On September 27, 1995, AFG merged with and into Key Auto Inc. ("Key Auto"), an Ohio corporation and a wholly-owned subsidiary of KeyCorp (the "KeyCorp. Merger"). Key Auto, as the successor to AFG, retained 4.99% of the outstanding shares of Patlex's Common Stock which were not distributed in the Distribution. As a consequence of the Distribution, Patlex became an independent, public company.

Laser Patent Interests

           Patlex owns a 64% interest in the royalty income from, and a 42.86% ownership interest in, the Laser Patents which derive from patent applications originally filed by Dr. Gordon Gould in 1959. NGN Acquisition Corporation ("NGN"), a corporation owned by Dr. Gould and his family, holds the remaining 57.14% ownership interest in the Laser Patents. Other income interests in the Laser Patents are held by NGN (20%) and Refac Financial Corporation ("REFAC")(16%). In addition to NGN's 20% income interest, Patlex is contractually obligated to pay NGN an additional 1.5% of the first $198,800,000 of net royalty income. As of June 30, 1996, total royalties collected under the Laser Patents were approximately $103,670,000, approximately $99,246,000 of which constituted net royalty income from which other income interests payments were calculated.

           Patlex has the right to receive out of the laser patent royalty revenues an amount equal to expenses incurred and paid by Patlex which are directly related to enforcing and litigating the Laser Patents. Such expenses are deducted from the total laser patent royalty revenues; the resultant royalty amount constitutes net laser patent royalties. Royalty payments payable to the Laser Patent interest holders are computed on the basis of net royalties. The method in which Patlex is reimbursed for enforcement and litigation expenses is the subject of litigation initiated by REFAC. See "Item 3. -- Legal Proceedings."

           Patlex and NGN are parties to a Security and Escrow Agreement under which Patlex will deposit, when requested by NGN, the amounts representing NGN's income interest in Laser Patent revenues into a separate escrow account in order to protect them from the claims of creditors.

           Patlex's patent enforcement and exploitation activities involve the Laser Patents described below.

Principal Laser Patents

           The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S.Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Use Patent (U.S. Patent No. 4,161,436), which covers certain common uses of many types of lasers, and the Brewster Angle Window Patent (U.S.Patent No. 4,746,201), which involves the use of an optical system including optical elements to polarize light. The Optically Pumped Laser Patent (U.S. Patent No. 4,053,845) expired in October 1994. The Use Patent expired in July 1996, the Gas Discharge Laser Patent expires in November 2004 and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex will lose its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease. Patlex believes that the decrease in royalty income as a result of the expiration of the Optically Pumped Laser Patent may have been offset to some extent by an increase in royalty income from the Use Patent and the Brewster Angle Window Patent. However, the decrease in royalty income as a result of the expiration of the Use Patent will not be offset by any increase in royalty income from the Gas Patent or the Brewster Angle Window Patent.

           Patlex's ability to exploit the Laser Patents through its licensing program has been directly tied to its successes in litigating the validity of the Laser Patents, both in the courts and before the United States Patent and Trademark Office. Patlex believes that the major period of litigating the validity and enforceability of the Laser Patents has passed. The "major period" refers to the period of time (from October 11, 1977, the issue date of the Optically Pumped Laser Patent, through 1988) in which the greatest number of lawsuits were prosecuted representing the greatest challenge to the validity and scope of the Laser Patents. However, the Laser Patents may be subject to subsequent challenges. There can be no assurance that, if challenged, Patlex would prevail in any subsequent proceedings or that such challenges may not entail substantial litigation expenses. If there is an unappealable successful challenge against the validity of the Gas Discharge Laser Patent, the impact would be materially adverse to Patlex. See "Item 3. -- Legal Proceedings."

           Expenses relating to litigation of the Laser Patents were approximately $128,000 for the twelve-month period ending June 30, 1995, and approximately $68,000 for the twelve-month period ended June 30, 1996.

Patent Licensing Agreements

           Patlex is the exclusive licensing agent for the Laser Patents. As licensing agent, Patlex actively pursues its patent licensing activities, which require manufacturers and users who exploit the inventions claimed in the Laser Patents to report and pay royalties to Patlex. Patlex then distributes these royalties among itself and the other parties holding interests in the royalty income. Patlex actively monitors the laser industry to identify infringers and new laser applications which infringe the Laser Patents. The license agreements generally fall into three categories: (i) license agreements with manufacturers of lasers or laser systems that use the inventions claimed in the Laser Patents;
(ii) license agreements with users of lasers or laser systems that use the inventions claimed in the Laser Patents; and (iii) settlement agreements which require a payment of a specific sum of money for past infringement of certain of the Laser Patents but do not include a grant of a license to make, use or sell lasers or laser systems that use the inventions claimed in the

Laser Patents. As of June 30, 1996, Patlex had agreements with a total of 225 companies which represent a cross-section of industries in the United States, including users and manufacturers. Of such agreements, 190 were licensing agreements with manufacturers who had an obligation to report and pay royalties on the sale of lasers or laser systems which use the Laser Patents. Patlex believes the majority of the commercial laser manufacturers in the United States, as well as a majority of manufacturers importing lasers into the United States, have been licensed.

           The market for Patlex's patent license agreements under the Laser Patents depends on the commercial laser industry. The number of license agreements fluctuates with the execution of license agreements with new commercial entities, spin-offs creating new entities from existing licensees, business failures, combinations between existing licensees and termination of existing agreements for cause or by mutual consent.

           The agreements with both manufacturers and users generally provide for one or more "lump sum" payments in consideration of nonexclusive licenses for certain applications of all of the Laser Patents and a release of all claims for damages from past infringements. Substantially all of the licenses also provide for future royalty payments if the licensee engages in the manufacture or sale of lasers subject to the Laser Patents. In contrast, substantially all of the licenses with licensees that use, but do not manufacture or sell products covered by, the Laser Patents, provide for a one-time lump sum payment for past infringement. As a result of licensing efforts to date, royalties from past infringements are expected to be minimal in the future. The two largest licensees accounted for 12.4% and 8.5% of the Laser Patent royalties during the fiscal year ended June 30, 1996. Management believes that in the event either one or both of these licensees ceases manufacturing licensed laser products, the impact on Patlex's revenues would be temporary, as it is anticipated that other manufacturers would satisfy the overall demand for such licensed laser products.

Competition

           As exclusive licensing agent of the Laser Patents, Patlex does not encounter any competition in licensing manufacturers and users of the technology covered by the Laser Patents. Although Patlex believes the laser technology covered by the Laser Patents to be state of the art, any advance in technology which would render one or more of the Laser Patents obsolete could have a material adverse effect on Patlex's future patent royalty revenue.

Employees

           At June 30, 1996, the Company had 104 full-time employees, 99 of which were employed by DBT and 5 of which were employed by Patlex. The Company considers its relationships with its employees to be good. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.  Description of Property

           DBT leases an aggregate of approximately 18,730 square feet in two buildings at its Pompano Beach, Florida, facility at an annual rent of $241,116. Computer back-up files and servers are separated between the two buildings to protect DBT from complete loss in the event of disaster.

           Patlex leases approximately 2,600 square feet at 5550 West Flamingo Road, Suite B-5, Las Vegas, Nevada 89103 for its principal executive offices. The lease has a five-year term with a renewal option for four additional years and has minimum monthly rent payments of $3,750. Patlex also leases approximately 600 square feet of space located at 250 Cotorro Court, Las Cruces, New Mexico 88005 used as an office for Frank Borman. The lease has a five-year term with minimum monthly payments of $650.

ITEM 3.  Legal Proceedings

           The Company may be involved in litigation from time to time in the ordinary course of its business. DBT is not currently involved in any litigation, or to its knowledge, is any material litigation currently threatened.

           Due to the nature of Patlex's business, and especially its involvement in the enforcement of patent rights, Patlex is continually involved in litigation with alleged infringers of the Laser Patents. Patlex regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, Patlex has in the past been required to prosecute appeals to the United States District Court from Patent and Trademark Office rulings adverse to Patlex's interest. No such appeals are pending at this time and Patlex does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against Patlex, to date Patlex has not incurred liability with regard to such counterclaims. Patlex may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

           In July 1989, Patlex instituted a civil action in the United States District Court, District of New Jersey, against JEC Lasers, Inc. ("JEC") its first licensee. JEC was granted a license containing terms more favorable than terms in licenses granted by Patlex to other licensees. Patlex's complaint requested the court to declare the license agreement to be non-transferable, based on JEC's historical financial condition and insolvency, and enjoin the licensee from transferring the license agreement to another laser manufacturer. The defendant-licensee filed several counterclaims against Patlex and a motion for summary judgment on the issue of the transferability of the license agreement. In November 1989, the court denied the defendant's motion for summary judgment. A trial was held in April 1994. The court ruled that JEC had not been "bankrupt in any manner" nor had they made an "assignment for the benefit of creditors" as those terms are used in the license agreement, and therefore, JEC is not barred from transferring the license agreement as part of a business combination with a third party. JEC waived all damage claims and the only issue that was tried was JEC's right to transfer the license. A judgment embodying the court's ruling was entered in August 1994. Patlex appealed the decision to the United States Court of Appeals. By an opinion dated September 6, 1995, the Court of Appeals affirmed the lower court's ruling.

           In November 1994, REFAC instituted a civil action in the United States District Court, Eastern District of Pennsylvania, alleging that Patlex improperly calculated the royalties due REFAC. The manner in which the royalties due REFAC are calculated has been consistent for more than six years. Patlex believes that the royalties due REFAC have been properly calculated, and that REFAC's claim is both without merit and time-barred. On February 28, 1996, a special verdict adverse to Patlex was returned. Post-trial motions have been denied; a separate judgment has been entered and an appeal has been taken to the United States Court of Appeals for the Third Circuit. The amount of the judgment against Patlex in this action is less than $225,000.


ITEM 4.  Submission of Matters to a Vote of Security-Holders

           There were no matters submitted to a vote of security holders during the quarter ended June 30, 1996.


                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

           Prior to the Reorganization, there was no trading market for the Company's Common Stock. On August 16, 1996, the Company received approval for the listing of its Common Stock on the Nasdaq National Market under the symbol "DBTO."

           As a result of the Merger and Reorganization, the Company expects to have approximately 700 shareholders of record and approximately 7,693,474 shares of common stock outstanding. There can be no assurance that trading will be maintained or that the volume will be sufficient for trading to occur with any frequency. As a result, it could be difficult to make purchases or sales of the Company's common stock in the market at any particular time. There can be no assurance either as to the price at which the Company's common stock will trade or that such price will not be significantly below the book value per share of the Company's common stock.

           The Company does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Company's Board of Directors may deem relevant.

           As a wholly-owned subsidiary of AFG, Patlex declared and paid to AFG dividends totaling $2,500,000 for the fiscal year ended June 30, 1995. Patlex did not declare or pay any dividends for the fiscal year ended June 30, 1996.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

              The following discussion and analysis of Patlex is derived from the financial statements of Patlex included elsewhere herein. The discussion does not reflect the Merger and the Reorganization, each of which occurred on August 20, 1996.

LIQUIDITY AND CAPITAL RESOURCES

              As of June 30, 1996, Patlex had $ 7,648,000 in cash as compared to $3,703,000 at June 30, 1995. Patlex did not hold, at either date, securities considered to be cash equivalents.

              Net working capital was $5,030,000 as of June 30, 1996 and $1,382,000 as of June 30, 1995, an increase of $3,648,000. The increase was primarily attributed to an increase in cash of approximately $3,945,000; an increase in net accounts receivable of approximately $324,000 and an increase in current liabilities of approximately $675,000.
Currently, Patlex does not have a credit facility.

              Patlex's patent enforcement and exploitation activities do not require significant amounts of capital and management believes that cash flow from the net Laser Patent royalties, taking into account the loss of Laser Patent royalties formerly generated under the Optically Pumped Laser Patent which expired in October 1994, is sufficient to meet Patlex's liquidity requirements.

RESULTS OF OPERATIONS

Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

              Revenues from laser patent royalties increased to $7,978,000 from $6,253,000, an increase of $1,725,000 or 27.59% for the year ended June 30, 1996 as compared to the year ended June 30, 1995. The increase is attributable to higher royalty revenues reported by the laser industry as a whole and the signing of three new licensees, which accounted for approximately $700,000 of the increase.

              General and administrative expenses for the year ended June 30, 1996 increased to $1,517,000 from $1,053,000 for the year ended June 30, 1995, an increase of $464,000. The increase is due primarily to costs associated with becoming a publicly held independent company such as: directors and officers insurance in the amount of $95,000; filing fees of the Nasdaq Stock Market of approximately $35,000; directors compensation of $45,000; additional legal fees in connection with the REFAC litigation of approximately $78,000 and relocation expenses in connection with moving the Company's executive offices from New Mexico to Nevada.

           Net earnings for the year ended June 30, 1996 were $2,196,000 as compared to $1,700,000 for the corresponding period of the previous year, an increase of $496,000 or 29.18%. The increase is primarily attributable to higher royalties, and a decrease of the patent amortization expense in the amount of $166,000, which is attributed to the expiration of the Optically Pumped Laser Patent in October 1994. The provision for income taxes increased to $2,101,000 from $1,430,000 or $671,000 due to higher pretax earnings and the non-deductibility of expenses associated with the merger with DBT.

DISCUSSION PERTAINING TO STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

              Cash Flows From Operating Activities

              Net cash provided by operating activities for the year ended June 30, 1996 in the amount of $4,857,000 consisted principally of net earnings in the amount of $2,196,000 increased by non-cash charges against earnings in the total amount of $1,800,000 for depreciation and amortization of intangibles. Additional net positive cash flows from operations in the amount of $847,000 resulted from non-cash charges against earnings for income taxes and other current liabilities in the amount of $1,533,000 and decreased by other non-cash credits to earnings through decreases in current assets and current liabilities in the amount of $686,000.

              Net cash provided by operating activities for the year ended June 30, 1995 in the amount of $5,475,000 consisted principally of net earnings in the amount of $1,700,000 increased by non-cash charges against earnings in the total amount of $1,964,000 for depreciation and amortization of intangibles. Additional positive cash flows from operations consisted of $1,823,000 net cash collections of trade accounts receivable over the net accruals of receivables for the year.

              Cash Flows From Investing Activities

              Net cash provided by and used in investing activities for the year ended June 30, 1996 consisted of proceeds in the amount of $400,000 from the sale of land and building, formerly used by Patlex as its corporate offices, located in Las Cruces, New Mexico and acquisition of data processing equipment in the amount of $11,000.

              Net cash provided by investing activities for the year ended June 30, 1995 consisted primarily of proceeds of $100,000 from the sale of an asset offset by acquiring data processing equipment in the amount of $15,000.

              Cash Flows From Financing Activities

           During the year ended June 30, 1996, cash, in the amount of $1,301,000, was used for the retirement of all long-term debt.

              Cash in the amount of $1,057,000 for the year ended June 30, 1995 was used for the repayment of long-term debt and cash dividends in the amount of $2,500,000 were paid to AFG.

INFLATION

              Patlex's royalty income is based on licensees' laser-based sales and therefore royalty income is expected to reflect inflation adjustments, if any, in licensees' industries. Patlex does not believe that inflation has materially affected its operations during the fiscal years ended June 30, 1996 and 1995.

ITEM 7.  Financial Statements and Supplementary Data

              The Financial Statements of the Company required by Item 7 are set forth beginning on page F-3 of this Report. The Financial Statements and accompanying notes do not reflect the Merger or the Reorganization, each of which occurred on August 20, 1996.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The directors and executive officers of the Company are:

Name                    Age      Position with the Company
- ----                    ---      -------------------------

Hank E. Asher           45       President and Chief Executive Officer
Frank Borman            68       Chairman of the Board of Directors
Richard Laitinen        51       Vice President, Chief Financial Officer and Treasurer
J. Henry Muetterties    43       Vice President, Secretary and General Counsel
Donald E. Shumate       58       Vice President, Controller
Charles A. Asher        44       Director
Gary E. Erlbaum         50       Director
Jack Hight              71       Director
Kenneth G. Langone      59       Director
Sari Zalcberg           43       Director

           The current directors, executive officers, along with their backgrounds, are set forth below:

           Mr. Hank E. Asher was elected President and Chief Executive Officer of the Company on August 20, 1996. He has been the Chief Executive Officer and a director of DBT since he founded the company in 1992. Prior to founding DBT, Mr. Asher performed contract programming services for various computer companies.

           Mr. Charles A. Asher was elected a director of the Company on August 20, 1996. He has been a director of DBT since 1994. He has practiced law in South Bend, Indiana, since graduating from Indiana University School of Law in 1977. In addition to the bar of the State of Indiana, he is admitted to the Bar of the U.S. Supreme Court as well as several other federal courts.

           Mr. Borman has been Chairman of the Company since 1988. From August 1988 until August 1996, he served as Chief Executive Officer of the Company and as its President from February 1989 until August 1996. Mr. Borman served as a director of AFG from 1990 until September 27, 1995 and served as Chairman of AFG's Board of Directors from December 1992 until September 27, 1995. From 1969-86, he served in various capacities for Eastern Airlines, including President, Chief Executive Officer and Chairman of the Board of Directors. He served as Vice Chairman of the Board of Directors of Texas Air Corporation from 1986-1991. Mr. Borman served in the United States Air Force from 1950-1970. Mr. Borman currently serves as a member of the Board of Directors of The Home Depot, Inc., Outboard Marine Corporation, Thermo Instruments Systems, American Superconductor Corporation and is also a member of the Board of Trustees of the National Geographic Society.

           Mr. Erlbaum was elected to the Company's Board of Directors on August 20, 1996. He was elected a director of Patlex in September 1995 and served as a director of AFG from 1992 until September 27, 1995 and is also a director of several privately-owned companies. He has been engaged since 1983 in real estate and business ventures.

           Mr. Hight was elected a director of the Company on August 20, 1996. He has been Chairman of the Board of DBT since 1995. Prior to joining DBT in 1995, he was President, Chief Executive Officer and Chairman of the Board of Intec Systems, Inc. which he founded in 1981. From 1978 to 1980, he was Chairman of the Board, Chief Executive Officer and President of Information Science, Inc., a public company. In the 1960s, Mr. Hight co-founded and was President of Electronic Data Systems Federal Corporation before it merged with Electronic Data Systems Corporation in 1968 prior to its initial public offering.

           Mr. Laitinen was elected a Vice President of the Company on August 20, 1996. He served as Vice President of Patlex from May 1989 and as Treasurer of Patlex from 1986. From 1985 to February 1987, Mr. Laitinen was also Vice President, Finance and Administration of Geotek (formerly known as Apollo Lasers, Inc.). He was Comptroller of Geotek from 1979 to 1985.

           Mr. Langone was elected to the Company's Board of Directors on August 20, 1996. He was elected a director of Patlex in September 1995 and served as a director of AFG from 1983 until September 27, 1995. For the past twenty years, Mr. Langone has been Chairman of the Board, President and Managing Director of Invemed Associates, Inc. ("Invemed"), a New York Stock Exchange member firm engaged in investment banking and brokerage. He is one of the co-founders of The Home Depot, Inc. and has been a director of that company since 1978. He serves on the Board of Directors of Baby Superstore, Inc., GMIS, Inc., St. Jude Medical, Inc., Unifi, Inc. and Geisinger Foundation, and is a member of the Board of Trustees of Bucknell University where he is Chairman of its Investment Committee and on the Board of Overseers of New York University, Stern School of Business.

           Mr. Muetterties was elected Vice President, General Counsel and Secretary on August 20, 1996. Beginning in May 1989, he was the Vice President, General Counsel and Secretary of Patlex and was the Corporate Licensing Counsel for Patlex since March 1988. From 1983 to 1988, Mr. Muetterties was Senior Patent Counsel for Allied-Signal Aerospace, a division of Allied-Signal, Inc.

           Mr. Shumate was elected Vice President, Controller on August 20, 1996. Mr. Shumate is a Certified Public Accountant and has been Controller of Patlex Corporation since April 1989. From 1982 to 1986, he served in various management capacities, including President, for Dynarabia Company, Ltd, a diversified contracting company located in Riyadh, Saudi Arabia.

           Sari Zalcberg was elected a director of the Company on August 20, 1996. She has been a director of DBT since 1995. She is the Chief Executive Officer and sole shareholder of La Grande Trunk, Inc., a retail concern with locations in two states. Ms. Zalcberg is also a member of the Regional Board of Directors of the Valparaiso Banking Center of Bank One Merrillville, N.A., an Indiana chartered Bank. She holds a Bachelor of Science degree in biological sciences from Indiana University.

           Hank Asher, Charles Asher and Sari Zalcberg are siblings.

           The Company's Bylaws divide the Company's Board of Directors into three classes, with regular three-year staggered terms and initial terms of three, two and one years for each of Class III, Class II and Class I Directors, respectively. Accordingly, Mrs. Zalcberg and Mr. Langone will hold office until the annual meeting of shareholders to be held in 1997, Messrs. Charles Asher, Borman and Hight will hold office until the annual meeting of shareholders to be held in 1998, and Messrs. Hank Asher and Erlbaum will hold office until the annual meeting of shareholders to be held in 1999. Officers serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

           The Company's Board of Directors has an Executive Committee, Audit Committee, Compensation and Nominating Committee. The Executive Committee is authorized to approve certain actions by the Company. The members of the Executive Committee are Messrs. Hank Asher, Borman, Erlbaum and Hight.

           The Audit Committee is charged with the responsibility of reviewing the Company's accounting policies, practice and controls. The members of the Audit Committee are Mrs. Zalcberg and Messrs. Erlbaum and Hight.

           The Compensation Committee reviews the compensation policies of the Company and acts as Plan Administrator of the Company's Amended and Restated Stock Option Plan. The members of the Compensation Committee are Messrs. Charles Asher, Hight and Langone.

           The Nominating Committee identifies and reviews the qualifications of candidates to serve on the Board of Directors. All seven members of the Board serve as members of the Nominating Committee.

COMPENSATION OF DIRECTORS

           No compensation is currently paid for service on the Board of Directors.


ITEM 10.  Executive Compensation

           The following table sets forth information concerning compensation received by the chief executive officer and the three other most highly compensated executive officers of Patlex for the three most recent fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                      ANNUAL COMPENSATION
                                                                                                            OTHER
           NAME AND PRINCIPAL                  FISCAL                                                      ANNUAL
                POSITION                        YEAR              SALARY             BONUS($)           COMPENSATION
                --------                       ------             ------             --------           ------------

Frank Borman                                    1996             $140,000              $ --              $  7,817(1)
  Chairman of the Board,                        1995             $136,328              $ --              $  8,557(1)
  President and Chief Executive                 1994             $128,680              $ --              $  2,557(1)
  Officer
Richard Laitinen                                1996             $ 95,135            $ 20,256            $ 23,744(2)
  Vice President, Chief                         1995             $ 89,318            $ 19,384            $ 22,767(2)
  Financial Officer and                         1994             $ 87,328            $ 15,055            $ 15,711(2)
  Treasurer
J. Henry Muetterties                            1996             $107,698            $ 22,931            $ 25,753(2)
  Vice-President, Secretary and                 1995             $100,593            $ 21,944            $ 24,588(2)
  General Counsel                               1994             $ 98,862            $ 17,044            $ 17,593(2)
Donald E. Shumate                               1996             $ 78,980            $ 13,453            $ 20,323(2)
  Vice-President, Controller                    1995             $ 75,339            $ 12,873            $ 15,620(2)
                                                1994             $ 66,839            $  5,731            $ 11,480(2)

- --------------------

(1) Includes employer matching contribution under the AFG and Patlex 401(k) Savings Plans and amount paid by Patlex for life insurance premium.

(2) Includes amounts received under Patlex's Deferred Compensation Plan, employer matching contributions under the AFG and Patlex 401(k) Savings Plans and amounts paid by Patlex for life insurance premiums.


           Mr. Hank E. Asher received a salary of $123,270 and a bonus of $90,000 from DBT during the fiscal year ended December 31, 1995.

AGGREGATED OPTIONS EXERCISED IN THE FISCAL YEAR ENDED JUNE 30, 1996 AND YEAR-END OPTION VALUES

           The following table sets forth certain information with regard to the aggregated options to purchase DBT Online, Inc. common stock exercised in the year ended June 30, 1996 and the option values as of the end of that year for the chief executive officer and other named executive officers of Patlex.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                                  OPTIONS/SAR'S                    IN-THE-MONEY
                                                                 HELD AT FISCAL                  OPTIONS AT FISCAL
                                    SHARES                        YEAR END (#)                      YEAR END ($)
                                  ACQUIRED ON       VALUE                       UNEXER-                          UNEXER-
          NAME                    EXERCISE(#)    REALIZED($)    EXERCISABLE     CISABLE        EXERCISABLE       CISABLE
          ----                    -----------    -----------    -----------     -------        -----------       -------

Frank Borman                        ---          ---             100,000          ---          $3,425,000          ---
Richard Laitinen                    ---          ---              20,000          ---          $  685,000          ---
J. Henry Muetterties                ---          ---              20,000          ---          $  685,000          ---
Donald E. Shumate                   ---          ---              10,000          ---          $  342,500          ---

EMPLOYMENT AGREEMENTS

          In March 1991, Patlex entered into an employment agreement with Mr. Borman, which provided for an initial three-year employment period and automatic extensions for additional one-year terms on the anniversary date unless either Patlex or Mr. Borman gives notice to the other that the term of the agreement will not be extended. The 1996 base compensation for Mr. Borman is $140,000. Mr. Borman received other compensation in the amount of $7,817 for the fiscal year ended June 30, 1996, representing amounts paid by Patlex for life insurance premiums, $2,557, and employer matching contributions under the AFG and Patlex 401(k) Savings Plans, $5,260. Stock options representing the right to purchase 100,000 shares of Patlex's common stock were granted to Mr. Borman during the fiscal year ended June 30, 1996.

          During 1992, Patlex entered into employment agreements with Messrs. Laitinen, Muetterties and Shumate. Each of the agreements has been extended through December 1998. The 1996 base compensation for Messrs. Laitinen, Muetterties and Shumate is $104,035, $117,775 and $86,368, respectively, plus bonuses and other incentive compensation. Messrs. Laitinen, Muetterties and Shumate received bonuses for the fiscal year ended June 30, 1996 of $20,256, $22,931 and $13,453, respectively. During the fiscal year ended June 30, 1996 stock options representing the right to purchase 20,000 shares of the Company's common stock were granted to Messrs. Laitinen and Muetterties and 10,000 shares to Mr. Shumate. For the fiscal year ended June 30, 1996, Messrs. Laitinen, Muetterties and Shumate received other compensation in the amount of $23,744, $25,753 and $20,323, respectively, representing amounts paid by Patlex under the Patlex Deferred Compensation Plan, $17,309, $19,594 and $13,865, respectively; amounts representing employer matching contributions under the AFG and Patlex 401(k) Savings Plan of $5,851, $5,952 and $5,545, respectively, and amounts representing life insurance premiums of $584, $207 and $913, respectively.

STOCK OPTION PLAN

          The 1996 Stock Option Plan (the "Plan") was approved by the Board of Directors and by the shareholders of Patlex on August 20, 1996. In connection with the Reorganization, the Company assumed the Plan from Patlex. The purpose of the Plan is to recognize the contributions made to the Company by its employees and certain consultants or advisors, to provide these individuals with additional incentives to devote themselves to the Company's future success and to improve the Company's ability to attract, retain and motivate individuals upon whom the Company's sustained growth and financial success depend. The Plan is also intended as an additional incentive to directors who are not employees of the Company to serve on the Company's Board of Directors and to devote themselves to the future success of the Company.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information, as of September 19, 1996, regarding the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to own beneficially 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group. Each person named has sole voting and investment power with respect to the shares indicated except as otherwise stated in the notes to the table.


          NAME                                                                             NUMBER OF
          ----                                                                           COMMON SHARES         PERCENT
                                                                                         -------------         -------
     HANK E. ASHER................................................................         2,798,229            36.23
     CHARLES A. ASHER.............................................................           984,411            12.75
     FRANK BORMAN (1).............................................................           114,200             1.46
     GARY E. ERLBAUM(2)...........................................................           360,672             4.61
     JACK HIGHT(3)................................................................           135,001             1.74
     KENNETH G. LANGONE(4)........................................................           919,725            11.76
     RICHARD LAITINEN.............................................................            15,157                *
     J. HENRY MUETTERTIES(5)......................................................            24,910                *
     DONALD E. SHUMATE............................................................            13,525                *
     SARI ZALCBERG................................................................            52,493                *
     ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (10 PERSONS).................         5,418,323            67.15

- --------------------

*LESS THAN 1%

(1) Includes 100,000 shares issuable upon exercise of presently exercisable options.

(2) Includes (i) 21,933 shares owned by SPSP Corporation of which Mr. Erlbaum is a director, President and 36.7% shareholder, (ii) 1,875 shares held by trusts for which Mr. Erlbaum serves as trustee or co-trustee, (iii) 166,480 shares owned by Erlbaum Family L.P., of which Mr. Erlbaum is President of the general partner, (iv) 1,890 shares owned by Mr. Erlbaum's son, and (v) 100,000 shares issuable upon exercise of presently exercisable options.

(3) Includes (i) 5,000 shares owned by Mr. Hight's wife and 25,000 shares issuable upon exercise of presently exercisable options.

(4) Includes 349,228 shares owned by Invemed Associates, Inc. of which Mr. Langone is Chairman of the Board and a majority owner and 100,000 shares issuable upon exercise of presently exercisable options.

(5) Includes 20,000 shares issuable upon exercise of presently exercisable options.


ITEM 12.  Certain Relationships and Related Transactions

         Invemed, a company of which Mr. Langone is a majority owner, acted as a financial advisor to AFG (the parent of Patlex at that time) in connection with the AFG/KeyCorp. Merger and the Distribution and received a fee of approximately $2,470,000 for its services from AFG in connection therewith. Mr. Langone is also Chairman of the Board of Invemed.

         In November 1995, DBT extended a loan to Hank Asher, DBT's President and majority shareholder, in return for an unsecured demand note, bearing interest at 8%, payable to DBT in the amount of $200,000. In addition, during 1995 advances totalling $54,100 were made to Mr. Asher, without interest, which were repaid on January 12, 1996.

         On February 7, 1994, DBT entered into a debt and royalty agreement with a consortium of seven individuals including Jack Hight. During 1995, Mr. Hight became a shareholder and director of DBT. The agreement provided the financing necessary for DBT to enter the Texas market with its database services. The agreement provided for a loan to DBT of $200,000, repayable without interest as follows: for five months beginning May 1994, 50% of specified revenues from Texas operations or $2,000, whichever is greater, then beginning October 1994, 50% of specified revenues rom Texas operations or $5,000, whichever is greater, until the $200,000 note is repaid. During 1995 and 1994, $94,800 and $25,000, respectively, was repaid. See Note 6 to DBT's Financial Statements. The agreement also provided for DBT to grant to the consortium a royalty to share in the revenues of the Texas expansion up to $800,000, computed as follows: after the $200,000 note is repaid, the consortium will receive 10% of specified revenues from Texas operations until $800,000 is paid.

         Indar Corporation ("Indar"), a Florida corporation owned by Hank Asher, provided management and other services to DBT under an agreement between Indar and DBT from December 1994 until the agreement expired in November 1995.
DBT paid a total of $282,500 to Indar under the agreement.

         In connection with the relocation of the corporate office from Las Cruces, New Mexico to Las Vegas, Nevada and the relocation of three of its corporate officers, which entailed, among other things, selling a personal residence and purchase of new residences in Las Vegas, Patlex extended bridge loans to Messrs. Laitinen and Shumate, dated April 25, 1996 and June 7, 1996 in the amounts of $75,000 and $80,000, respectively. The loans are payable on demand six-months after date with interest at 8.25% payable monthly.

         Also in connection with the relocation of the corporate office, Patlex sold its office facility situated in Las

Cruces, New Mexico to a limited liability company owned by the two sons of Frank Borman, Chairman and Chief Executive Officer of Patlex. The sale was an arms-length transaction based on an independent appraisal of the property in the amount of $400,000.


ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (A) An index to the Financial Statements included in this Report appears on page F-1 hereof.


                                    EXHIBITS

                  PAGE
                  ----
EXHIBIT
NUMBER            DESCRIPTION
- ------            -----------

2** Merger Agreement dated February 7, 1996, as amended and restated as of June 28, 1996, by and among the Company, Patlex Corporation and DBT Acquisition Corp.
                  and Database Technologies.

3(i)**            Amended and Restated Articles of Incorporation

3(ii)**           Amended and Restated Bylaws

10(i)+            Employment Agreement dated March 11, 1990 between Patlex and
                  Frank Borman

10(ii)+ Employment Agreement dated September 15, 1992 between Patlex and Richard Laitinen

10(iii)+ Employment Agreement dated September 14, 1992 between Patlex and J. Henry Muetterties

10(iv)+ Security and Escrow Agreement dated September 29, 1992 between Patlex and NGN Acquisition Corporation

10(v)+            Standard Form of Licensing Agreement

10(vi)+           Purchase Agreement dated December 11, 1979 between Patlex and
                  Gordon Gould

10(vii)+ Agreement dated January 31, 1982 among Patlex, Refac Technology Development Corporation, Refac International Limited, Gordon Gould, NGN Acquisition Corporation and the partnership of Lerner, David, Littenberg & Samuel

10(viii)+         Agreement dated October 1, 1984 among Patlex, Refac Technology
                  Development Corporation, East West Trade Services, Ltd. and
                  Refac International, Ltd.

10(ix)+ Agreement dated 1986 among Patlex and NGN Acquisition Corporation, Gordon Gould and Apollo Lasers, Inc.

10(x)+ Letter of Clarification dated January 31, 1990 among Patlex, Gordon Gould and NGN Acquisition Corporation

10(xi)+ Stock Purchase Agreement dated May 14, 1991 among Patlex, Sydney M. Irmas and certain other shareholders

10(xii)**         Amended and Restated Stock Option Plan

10(xiii)+         Registration Statement on Form S-8 of Patlex Corporation (No.
                  33-97312)

10(xiv)* Lease dated as of April __, 1996 between Patlex Corporation and Walter L. Schwartz for the Company's offices in Las Vegas, Nevada.

11*               Computation of Earnings Per Share

21*               Subsidiaries

23*               Consent of Ernst & Young LLP

27*               Financial Data Schedule


- -------------------------
*  Filed herewith.
** Incorporated by reference to the Company's Registration Statement on Form
   S-4(File No. 333-2000).
+ Incorporated by reference to the Form 10-KSB of Patlex Corporation for the year ended June 30, 1995.

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                               PATLEX CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Ernst & Young LLP, Independent Auditors............................F-2

Balance Sheets at June 30, 1996 and 1995.....................................F-3

Statements of Earnings for the years ended June 30, 1996 and 1995............F-4

Statements of Stockholder's Equity for the years ended June 30,
1996 and 1995................................... ............................F-5

Statements of Cash Flows for the years ended June 30, 1996 and 1995..........F-6

Notes to Financial Statements................................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Patlex Corporation

We have audited the accompanying balance sheets of Patlex Corporation (Patlex) as of June 30, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Patlex's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patlex at June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              ERNST & YOUNG LLP


Chicago, Illinois
August 9, 1996

                               Patlex Corporation

                                 Balance Sheets
                             (Dollars in Thousands)

                                                                                     JUNE 30
                                                                             1996              1995
                                                                       ------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $  7,648         $  3,703
   Accounts and notes receivable, net of allowance for doubtful
     accounts of $200                                                           1,240              916
   Prepaid expenses                                                                79               25
                                                                       ------------------------------------
Total current assets                                                            8,967            4,644

Property and equipment, net                                                        29              391
Investment in patents, less accumulated amortization                           13,994           15,771
                                                                      -------------------------------------
Total assets                                                                  $22,990          $20,806
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and other current liabilities                           $     714        $     369
   Current portion of long-term debt                                                -            1,044
   Due to other laser patents interest holders                                  1,798            1,612
   Income taxes payable                                                         1,425              237
                                                                       ------------------------------------
Total current liabilities                                                       3,937            3,262

Note payable to bank                                                                -              243
Deferred income taxes                                                           3,728            4,172
                                                                       ------------------------------------
Total liabilities                                                               7,665            7,677

Stockholders' equity:
   Preferred stock, $.10 par value.  Authorized 1,000,000 shares; no
     shares issued or outstanding                                                   -                -
   Common stock, $.10 par value.  Authorized 10,000,000 shares; issued and outstanding 2,565,736 shares and 1,000 shares at June 30,
     1996 and 1995, respectively                                                  256                -
   Capital in excess of par value                                              12,873           13,129
   Retained earnings                                                            2,196                -
                                                                       ------------------------------------
Total stockholders' equity                                                     15,325           13,129
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                    $22,990          $20,806
                                                                       ====================================

See accompanying notes.

                               Patlex Corporation

                             Statements of Earnings
                (Dollars in Thousands, Except Per Share Amounts)



                                                                               YEAR ENDED JUNE 30
                                                                             1996              1995
                                                                       ------------------------------------

REVENUE
Laser patents royalties                                                       $7,978           $6,253

COSTS AND EXPENSES
General and administrative                                                     1,517            1,053
Amortization of patents                                                        1,777            1,943
Depreciation                                                                      23               21
Merger and spin-off costs                                                        618              200
                                                                       ------------------------------------
Total costs and expenses                                                       3,935            3,217
                                                                       ------------------------------------
Operating income                                                               4,043            3,036

OTHER INCOME (DEDUCTIONS)
Interest income                                                                  284              184
Interest expense                                                                 (92)            (182)
Other, net                                                                        62               92
                                                                       ------------------------------------
Total other income (deductions), net                                             254               94
                                                                       ------------------------------------
Earnings before income taxes                                                   4,297            3,130
Provision for income taxes                                                    (2,101)          (1,430)
                                                                       ------------------------------------
Net earnings                                                                  $2,196           $1,700
                                                                       ====================================

Net earnings per common share                                                 $  .98           $  .67
                                                                       ====================================

Weighted-average number of common shares and common share
   equivalents outstanding (In Thousands)                                      2,235            2,524
                                                                       ====================================

See accompanying notes.

                               Patlex Corporation

                       Statements of Stockholders' Equity

                       Years ended June 30, 1996 and 1995
                             (Dollars in Thousands)



                                                                  CAPITAL IN
                                            COMMON STOCK          EXCESS OF      RETAINED
                                    -----------------------------
                                        SHARES        AMOUNT      PAR VALUE      EARNINGS       TOTAL
                                    -----------------------------------------------------------------------

Balance, June 30, 1994                      1,000   $     -         $13,929    $        -       $13,929
Net earnings                                    -         -               -         1,700         1,700
Dividends paid, per common share
   $.99                                         -         -            (800)       (1,700)       (2,500)
                                    -----------------------------------------------------------------------
Balance, June 30, 1995                      1,000   $     -          13,129             -        13,129
Common stock distributed in
   connection with spin-off             2,523,388       252            (252)            -             -
Exercise of stock options                  41,348         4              (4)            -             -
Net earnings                                    -         -               -         2,196         2,196
                                    =======================================================================
Balance, June 30, 1996                  2,565,736      $256         $12,873        $2,196       $15,325
                                    =======================================================================


See accompanying notes.

                               Patlex Corporation

                            Statements of Cash Flows
                             (Dollars in Thousands)


                                                                               YEAR ENDED JUNE 30
                                                                             1996              1995
                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings from operations                                                  $2,196           $1,700
Adjustments to reconcile net earnings to net cash provided by operations:
     Depreciation                                                                 23               21
     Amortization                                                              1,777            1,943
     Note discount                                                                14               31
     Gain on sale of assets                                                      (50)             (75)
     Decrease (increase) in receivables, net of increase (decrease)
       in due to other laser patents interest holders
                                                                                (138)           1,823
   Decrease (increase) in prepaid expenses                                       (54)              39
   Increase (decrease) in income taxes payable                                 1,188              237
   Increase (decrease) in all other current liabilities                          345              240
   (Decrease) increase in deferred income taxes                                 (444)            (484)
                                                                       ------------------------------------
Net cash provided by operating activities                                      4,857            5,475

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                            (11)             (15)
Proceeds from sale of assets                                                     400              100
                                                                       ------------------------------------
Net cash provided by investing activities                                        389               85

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt                                                             (1,301)          (1,057)
Dividends paid to parent corporation                                               -           (2,500)
                                                                       ------------------------------------
Net cash used in financing activities                                         (1,301)          (3,557)
                                                                       ------------------------------------
Net increase in cash                                                           3,945            2,003
Cash, beginning of period                                                      3,703            1,700

Cash, end of period                                                           $7,648           $3,703
                                                                       ====================================

Supplemental cash flow information:
   Interest paid                                                            $     98          $   169
                                                                       ====================================
   Income taxes paid                                                          $1,363           $1,639
                                                                       ====================================

See accompanying notes.

                               Patlex Corporation

                          Notes to Financial Statements


1.  NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On September 27, 1995, AutoFinance Group, Inc., a California corporation (AFG), as the then sole shareholder of the Company, effected the distribution of 95.01% of the outstanding shares of the Company's common stock to the holders of shares of common stock of AFG. On September 27, 1995, AFG merged with and into Key Auto Inc. (Key Auto), an Ohio corporation and a wholly owned subsidiary of KeyCorp Key Auto, as the successor to AFG, and retained the 4.99% of the outstanding shares of the Company's common stock which was not distributed in the distribution. As a consequence of the distribution, the Company is an independent, public company. The consummation of the distribution was a condition to the merger because KeyCorp is not permitted under federal banking law to acquire the assets and business of Patlex. Accounting for the distribution of the assets and liabilities was based on the recorded amounts which approximated net realizable value.

On December 11, 1992, Patlex Corporation (Patlex) merged with and became a subsidiary of AutoFinance Group, Inc. (AFG). The merger was consummated by exchanging each of the 5,180,863 common shares outstanding of Patlex at the time of the merger for 1.4 shares of common stock of AFG. The fair values of the assets acquired and liabilities assumed were fully allocated to Patlex.

ORGANIZATION

Patlex is engaged in enforcing and exploiting a group of laser related patents (the Laser Patents), through litigation and a licensing program (the Patent Business). The Patent Business includes the identification of infringers and laser patent applications which infringe the Laser Patents and the execution of licensing agreements through normal commercial negotiations or pursuant to settlements of litigation brought against infringers of the patents. Patlex was incorporated under the laws of the Commonwealth of Pennsylvania and has engaged in the Patent Business since 1979.

Patlex conducts its patent enforcement and exploitation business in Las Vegas, Nevada, with separate executive, legal, treasury, and accounting functions. Management of Patlex believes that Patlex's general and administrative costs for the periods prior to the distribution are those Patlex would incur as a separate company.

                               Patlex Corporation

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patlex owns a 64% income interest and a 42.86% ownership interest in several patents, the most significant of which derive from patent applications originally filed by Dr. Gordon Gould in 1959. NGN Acquisition Corporation (NGN), a corporation owned by Dr. Gould and his family, holds the remaining 57.14% ownership interest in the Laser Patents. Other income interests in the Laser Patents are held by NGN (20%) and Refac Financial Corporation (REFAC) (16%). In addition to NGN's 20% income interest, Patlex is contractually obligated to pay NGN an additional 1.5% of the first $198,800,000 of net royalty income. As of June 30, 1996, total royalties collected under the Laser Patents were approximately $103,670,000, approximately $99,246,000 of which constituted net royalty income from which other income interests payments were calculated.

Patlex has the right to receive out of the laser patent royalty revenues an amount equal to expenses incurred and paid by Patlex which are directly related to enforcing and litigating the Laser Patents. Such expenses are deducted from the total laser patent royalty revenues; the resultant royalty amount constitutes net laser patent royalties. Royalty payments payable to the Laser Patent interest holders are computed on the basis of net royalties.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid investments purchased with the original maturity of three months or less.

PROVISION FOR INCOME TAXES

Patlex adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," during the year ended June 30, 1993. SFAS 109 requires a change from the deferred method of accounting for income taxes to the liability method.

                               Patlex Corporation

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under SFAS 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As permitted under SFAS 109, prior years' financial statements have not been restated. Because there was no significant statement of earnings effect as a result of the adoption of SFAS 109, Patlex did not recognize a cumulative effect change in accounting principle.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Betterments and major renewals are capitalized and included in property and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income.

Depreciation charges for financial reporting purposes are determined on the straight-line basis. Accelerated depreciation is generally used for income tax purposes.

REVENUE RECOGNITION

The basis of reporting royalty revenues is derived from Patent License Agreements between Patlex and approximately 230 licensees. The licensees are obligated to file periodic activity reports which reflect gross royalties due Patlex. Included in the gross royalties reported by the licensees are amounts due to others as explained in "Organization" herein above. Patlex reports as royalty revenue only its share of the gross royalties reported by the licensees.

NET EARNINGS PER SHARE

Net earnings per common share for the year ended June 30, 1996, presented was computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period plus common stock equivalent shares issuable upon exercise of stock options using the treasury stock method. Pro forma net earnings and dividends per share for the prior period presented are computed by giving effect to the number of shares of Patlex's common stock which would have been outstanding had the distribution occurred one year earlier with no change in the number of shares outstanding occurring since that date.

                               Patlex Corporation

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for financial statements of Patlex beginning with fiscal years ending after December 15, 1995. The Statement allows Patlex to charge to expense the fair value of employee stock options or to continue the current practice of recognizing no compensation expense because the amount an employee must pay to acquire the Patlex's stock (the option exercise price) is equal to the stock's market value at the grant date. Patlex has elected to not charge to expense the fair value of employee stock options and has disclosed the pro forma effect on operations had the fair value of the options been charged to expense (see Note 7).

INVESTMENT IN PATENTS

Investment in Patents is recorded at the excess of the cost basis from the merger with AFG over the fair values of net assets acquired by AFG at the time of the merger. Investment in Patents costs are amortized on the straight-line method over the remaining lives of the patents at the date of the merger (see
Note 4).

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Patlex records impairment losses on long-lived assets used in its operation when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No events or circumstances indicate that the Investment in Patents might be impaired.

                               Patlex Corporation

2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable at June 30, 1996 and 1995, consist of the following (in thousands):

                                                                   JUNE 30
                                                            1996             1995
                                                     ------------------------------------

Amounts due on royalties earned                             $1,284            $1,008
Other receivables                                                1                82
Notes receivable from employees                                155                26
                                                     ------------------------------------
Accounts and notes receivable                                1,440             1,116
Less:  Allowance for doubtful accounts                        (200)             (200)

Accounts and notes receivable, net of allowance
                                                            $1,240           $   916
                                                     ====================================


Patlex has agreed to pay other Laser Patents interest holders their respective portion of all royalties on the Laser Patents collected by Patlex. Accordingly, Patlex has accrued liabilities due to other Laser Patents interest holders for their share of the accounts and notes receivable listed above relating to Laser Patents royalties.

3.  PROPERTY AND EQUIPMENT

Asset costs, accumulated depreciation, and estimated useful lives at June 30, 1996 and 1995, are as follows (in thousands, except for years):

                                    ESTIMATED USEFUL
                                          LIFE                     JUNE 30
                                         (YEARS)            1996             1995
                                    -----------------------------------------------------

Land                                                       $   -              $207
Office building                            31                  -               193
Furniture and equipment                    5-7                42                45
                                                     ------------------------------------
Total property and equipment, at
   cost                                                       42               445
Accumulated depreciation                                     (13)              (54)
                                                     ------------------------------------
Property and equipment, net of
   accumulated deprecation                                   $29              $391
                                                     ====================================

                               PATLEX CORPORATION

3.  PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense was $23,000 and $21,000 for the years ended June 30, 1996 and 1995, respectively.

Patlex leases office facilities under noncancelable operating leases. Aggregate minimum lease commitments as of June 30, 1996, under long-term leases were as follows:

               1997                         $  49,050
               1998                            52,800
               1999                            52,800
               2000                            52,800
               2001                            52,800
                                         ------------------
Total minimum payments                       $260,250
                                         ==================

4.  INVESTMENT IN PATENTS

Investment in patents at June 30, 1996 and 1995, consists of the following (in thousands):

                                                                   JUNE 30
                                                            1996             1995
                                                     ------------------------------------
Excess of cost over fair value of net assets
 acquired resulting from merger with
   AFG in 1992                                              $20,427           $20,427
Less:  Accumulated amortization                              (6,433)           (4,656)
                                                     ------------------------------------
                                                            $13,994           $15,771
                                                     ====================================


Patlex owns a 64% income interest in laser patent revenue relating to certain patents issued to Dr. Gordon Gould relating to laser technology.

The Laser Patents and their expiration dates are as follows:

U.S. PATENT                                               EXPIRATION
 NUMBER                   DESCRIPTION OF PATENT              DATE
- -------------------------------------------------------------------------------

4,161,436           Use Patent                          July 1996
4,704,583           Gas Discharge Laser Patent          November 2004
4,746,201           Brewster Angle Window Patent        May 2005

                               Patlex Corporation

4.  INVESTMENT IN PATENTS (CONTINUED)

The Optically Pumped Laser Patent (U.S. Patent No. 4,053,845) expired in October 1994. Prior to its expiration, the Optically Pumped Laser Patent accounted for approximately 28% of the laser patent royalty revenues, the Gas Discharge Laser patent accounted for approximately 62% of the laser patent royalty revenues, the Use Patent accounted for approximately 10% of the laser patent royalty revenues and the Brewster Angle Window Patent accounted for less than 0.25% of laser patent royalty revenues. Patlex anticipates that the decrease in royalty revenues as a result of the expiration of the Optically Pumped Laser Patent may be offset to some extent by increased royalty revenues from the Use and/or Brewster Angle Window Patents. Patlex's management has determined through its review of royalty reports filed by its licensees and discussions with representatives of, and counsel to such licensees, that certain of its licensees are paying royalties under the Use Patent and/or the Brewster Angle Window Patent with respect to laser products for which they had previously been paying royalties under the Optically Pumped Laser Patent.

5.  LONG-TERM DEBT

Long-term debt at June 30, 1995 consists of the following (in thousands):

          Mortgage payable to bank, interest at New York
              prime plus 1% (9.0% at June 30, 1996 and
              June 30, 1995), adjusted daily, payable in
              monthly installments of $4,151 secured by
              land and building                                  $   270
          Notes payable to individuals in the face amount
              of $1,031,000, less unamortized discount of
              $14,000 at June 30, 1995, with interest
              paid semiannually on the unpaid principal
              balance at the rate of 7% per annum (an
              affective rate of 10% after discount)
                                                                   1,017
                                                                 -------
                                                                   1,287
          Less:  Current maturities                               (1,044)
                                                                 =======
                                                                 $   243
                                                                 =======

The aggregate maturities of long-term debt for the five years from June 30, 1995 are as follows (in thousands):

                   1996                                    $1,058
                   1997                                        29
                   1998                                        32
                   1999                                        35
                   2000                                        38

                               Patlex Corporation

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of information about the fair value of financial instruments for which it is practicable to estimate a value, whether or not such value is recognized in the balance sheet.

The carrying value and the estimated fair value of financial instruments are as follows:

                                              JUNE 30, 1996
                                    ------------------------------------
                                          BOOK              FAIR
                                          VALUE            VALUE
                                    ------------------------------------
Cash and cash equivalents                   $7,648           $7,648

The carrying amounts of cash and cash equivalents approximate fair value.

7.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Patlex has employment contracts with its officers and controller which provide for minimum salary levels. One agreement automatically renews each year for a three-year period. The other three agreements expire on December 31, 1998. The aggregate minimum commitments at June 30, 1996, for future salaries under these agreements are as follows (in thousands):

               1997                                        $468
               1998                                         468
               1999                                         234

Compensation expense is recorded over the term of these agreements in accordance with the payment terms.

LITIGATION

Due to the nature of Patlex's business, especially its involvement in the enforcement of patent rights, Patlex has been continually involved in litigation with alleged infringers of patents in which Patlex owns an interest. Patlex regards all such lawsuits as occurring in the regular course of business. Furthermore, as a result of the involvement of the United

                               Patlex Corporation

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, the Company has in the past been required to prosecute appeals of United States Patent and Trademark Office rulings adverse to the Company's interest to the United States District Court. No such appeals are pending at this time, and the Company does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendants' costs and attorneys' fees. While such counterclaims have been filed against the Company, to date the Company has not incurred liability with regard to such counterclaims. The Company may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

In November 1994, REFAC Financial Corporation (REFAC) instituted a civil action in the United States District Court, Eastern District of Pennsylvania, alleging that Patlex improperly calculated the royalties due REFAC. The manner in which the royalties due REFAC are calculated has been consistent for more than six years. Patlex believes that the royalties due REFAC have been properly calculated and that REFAC's claim is both without merit and time-barred. On February 28, 1996, a special verdict adverse to Patlex was returned. Post-trial motions have been denied but no separate judgment has been entered. The amount of any judgment against Patlex in this action will be less than $225,000. When a separate judgment is entered, Patlex intends to appeal this judgment. The amount of the judgment that Patlex is appealing is not material to the Company's operations.

STOCK OPTIONS

RIGHTS OF HOLDERS OF KEYCORP STOCK OPTIONS

Prior to the merger with AFG, Patlex had a qualified and nonqualified employee-incentive stock option plan. Under the 1981 Incentive Stock Option Plan, options to purchase common shares could be granted at prices not less than fair market value on the date of grant for a period not exceeding 10 years and were exercisable at the option of the holder. All options were assumed by AFG in connection with that merger in 1992.

                               Patlex Corporation

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The merger agreement of KeyCorp and AFG provided that KeyCorp would assume each AFG Option granted by AFG pursuant to its option plans (the 1989 Stock Option and Performance Award Plan and the 1991 Stock Option Plan) which were outstanding and unexercised, whether or not exercisable, and convert each AFG Option into a KeyCorp Option. In addition, the distribution agreement provided that the holder of each KeyCorp Option granted upon conversion of an AFG Option would be entitled to receive upon exercise of such option, in addition to one share of KeyCorp common stock, one share of Patlex common stock for every eight shares of AFG common stock that would have been issuable except for the conversion to the KeyCorp Option.

At June 30, 1996, a total of 31,978 shares of Patlex common stock, for which no consideration will accrue to Patlex, is issuable upon the exercise of KeyCorp stock options acquired by holders as a result of the merger of AFG and KeyCorp. Each holder is entitled to receive one share of Patlex common stock for every eight shares of KeyCorp common stock issuable upon exercise of such options.

PATLEX STOCK OPTION PLAN

Patlex has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Patlex's employees stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The 1995 Stock Option Plan (the Plan), approved by the Patlex Board of Directors as of March 31, 1995, and approved by AFG on September 8, 1995, provides for incentive and nonqualified stock options for designated officers, directors, employees, and key advisors of Patlex. The aggregate number of shares of common stock that may be offered pursuant to the Plan amounts to 375,000.

Options to purchase shares of common stock can be granted at a price determined by a committee appointed by the Board of Directors provided however, that the purchase price of shares subject to incentive stock options shall be equal to or greater than fair market value of shares of common stock at date of grant and a nonqualified stock options shall

                               Patlex Corporation

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

not be less than 85% of fair market value of a share of common stock at date of grant. Stock options are exercisable at the discretion of the committee. The term of each stock option is ten years. At June 30, 1996, 350,000 shares have been granted and are exercisable at $4.75 per share.

Pro forma information regarding net earnings and earnings per share is required by Statement 123 and has been determined as if Patlex had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions: risk-free interest rate of 6.15%, dividend yields of 0%, volatility factors of the expected market price of the Patlex's common stock of .10, and an expected life of the option of two years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Patlex's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Patlex's pro forma information for the year ended June 30, 1996 is as follows:

Pro forma net earnings (in thousands)                       $2,089
Pro forma net earnings per common share                     $  .93

8.  INCOME TAXES

PROVISION FOR INCOME TAXES

Patlex adopted SFAS 109, "Accounting for Income Taxes," during 1993. SFAS 109 requires a change from the deferred method of accounting for income taxes to the liability method. Concurrent with the accounting for the assets acquired and liabilities assumed in the merger with AFG, a net deferred tax liability and an increase in intangibles of $3,831,000 was recorded, principally as a result of the difference between the financial and tax reporting basis of the investment in patents.

                               Patlex Corporation

8.  INCOME TAXES (CONTINUED)

The SFAS 109 adjustments recognize the deferred tax liability allocated by AFG in the purchase price accounting and were calculated giving recognition to AFG net operating loss carryforwards. In 1993 and 1994, Patlex filed a consolidated tax return with AFG. The carryforwards were utilized in 1993 and 1994 in the consolidated tax return. Pursuant to a tax-sharing agreement, Patlex paid to its parent the book income tax provision determined on a separate company basis. Under the terms of the spin-off of Patlex (see Note 1), the financial statement and the tax basis of assets and liabilities will carry over to Patlex. As these temporary differences reverse, Patlex will pay additional current taxes. Accordingly, deferred tax liabilities related to these temporary differences have been provided for in the accompanying financial statements. Because in prior years Patlex paid cash to AFG related to the deferred income tax provision, such prior payments have been reflected as dividends in the accompanying financial statements.

The provision for income taxes for the years ended June 30, 1996 and 1995 consist of the following (in thousands):

                                                  JUNE 30
                                          1996              1995
                                    ------------------------------------
Federal:
   Current                                 $2,107           $1,589
   Deferred                                  (368)            (402)
                                    ------------------------------------
Total federal                               1,739            1,187

State:
   Current                                    438              325
   Deferred                                   (76)             (82)
                                    ------------------------------------
Total state                                   362              243
                                    ------------------------------------
                                           $2,101           $1,430
                                    ====================================

                               Patlex Corporation

8.  INCOME TAXES (CONTINUED)

Patlex's deferred tax liability at June 30, 1996 and 1995 consist of the following (in thousands):

                                                                   JUNE 30
                                                            1996             1995
                                                     ------------------------------------
Deferred tax assets:
   Capital loss carryover                               $        -           $   868
   Other                                                       414               188
                                                     ------------------------------------
Total deferred tax assets                                      414             1,056
Valuation allowance for deferred tax assets                      -              (868)
                                                     ------------------------------------
Net deferred tax assets                                        414               188

Deferred tax liabilities:
   Patents                                                   4,027             4,201
   Other                                                       115               159
                                                     ------------------------------------
Total deferred tax liabilities                               4,142             4,360
                                                     ------------------------------------
Net deferred tax liability                                  $3,728            $4,172
                                                     ====================================

Patlex had available capital loss carryovers for federal income tax purposes of approximately $2,125,728, which expired unutilized in 1996. For financial reporting purposes, a valuation allowance had been provided to reduce the deferred tax asset to an amount the Company believes is realizable.

The provision for income taxes differed from the statutory federal income tax rate for the years ended June 30, 1996 and 1995, as a result of the following:

                                                                   JUNE 30
                                                            1996             1995
                                                     ------------------------------------

Statutory federal income tax rate                           35.0%             35.0%
Capitalized merger costs                                     5.0               2.0
Patent amortization not deductible for tax
   purposes                                                  2.4               3.6
State income taxes and other                                 6.5               5.1
                                                     ------------------------------------
                                                            48.9%             45.7%
                                                     ====================================

                               Patlex Corporation

9.  SIGNIFICANT LICENSEES

Of the total laser patent royalties earned from all licensees, the following reflects the highest percentage of the total that was contributed by two licensees for each period. The two licensees are not necessarily the same for the periods presented.

                                                         LICENSEE
                                                  NO. 1            NO. 2
                                            ------------------------------------

For the year ended June 30, 1995                   9.9%             8.5%
For the year ended June 30, 1996                  12.4              8.5

10.  401(K) SAVINGS PLAN

Patlex employees participated in the AFG 401(k) Savings Plan, which commenced July 1, 1994, until the spin-off date of September 27, 1995. After the spin-off date, no Patlex employees were participants in the plan. Another plan was established effective April 1, 1996. Contributions to the plan are made at the discretion of the Board of Directors. The total matching contribution expense of Patlex for the years ended June 30, 1996 and 1995, was $14,143 and $20,423, respectively.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           THREE MONTHS ENDED - FISCAL 1996          THREE MONTHS ENDED - FISCAL 1995
                      -------------------------------------------------------------------------------------
                       SEPT. 30   DEC. 31   MARCH 31   JUNE 30   SEPT. 30   DEC. 31   MARCH 31   JUNE 30
                      -------------------------------------------------------------------------------------
                                        (Dollars in Thousands, Except Per Share Amounts)

Laser patent royalties   $1,457    $2,205     $1,810    $2,506     $1,384    $1,514     $1,454    $1,901
Operating income            588     1,320        805     1,330        545       811        737       943
Net earnings                273       760        398       765        290       448        405       557
Net earnings per
   common share          $  .11    $  .27    $   .14   $   .46    $   .11   $   .18    $   .16   $   .22

12.  PROPOSED ACQUISITION

On February 7, 1996, Patlex entered into a definitive merger agreement with Database Technologies, Inc. (DBT), of Pompano Beach, Florida. The merger is intended to be a tax-free reorganization in which the shareholders of DBT would receive a number of shares of Patlex common stock equal to 65% of the sum of the number of outstanding common shares plus one-half the number of Patlex options and certain rights to receive Patlex common stock outstanding at the time of the merger (see Note 7). Consummation of the merger is conditioned on, among other things, receipt of the necessary shareholder and regulatory approvals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DBT ONLINE, INC.


                                            /s/ J. Henry Muetterties
                                            -----------------------------
                                            J. Henry Muetterties
                                            Vice President, Secretary and
                                            General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
- ---------                                   -----                                       ----

/s/ Frank Borman                             Chairman of the Board of Directors          September 30, 1996
- -----------------------------
Frank Borman


/s/ Hank E. Asher                            President and Chief Financial Officer       September 30, 1996
- -----------------------------
Hank E. Asher


/s/ Richard Laitinen                         Vice President, Treasurer and Chief
- -----------------------------                Financial Officer                           September 30, 1996
Richard Laitinen


- -----------------------------                Director                                    September 30, 1996
Charles A. Asher


/s/ Gary E. Erlbaum                          Director                                    September 30, 1996
- -----------------------------
Gary E. Erlbaum


- -----------------------------                Director                                    September 30, 1996
Jack Hight


/s/ Kenneth G. Langone                       Director                                    September 30, 1996
- -----------------------------
Kenneth G. Langone


- -----------------------------                Director                                    September 30, 1996
Sari Zalcberg