Form 10-Q
period 1996-09-30
PATLEX HOLDINGS INC
filed 1996-11-14
CIK 1010138

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ________________ to _________________


                   Commission file number      0-9111
                                          --------------

                               DBT ONLINE, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                               85-0439411
      -----------------------------------                ------------------------------------------
           (State or other jurisdiction                      (IRS Employer Identification No.)
      of incorporation or organization)


                       5550 W. Flamingo Road, Suite B-5
                 ----------------------------------------------
                    (Address of principal Executive Offices)


                            Las Vegas, Nevada 89103
                 ----------------------------------------------

                                (702) 257-1112
                 ----------------------------------------------
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    X     No
                    ------     ------

The number of common shares outstanding as of November 11, 1996 was 7,723,474

                                DBT ONLINE, INC.

                               TABLE OF CONTENTS


PART 1           FINANCIAL INFORMATION                                                                      Page
                                                                                                            ----
         Item 1. FINANCIAL STATEMENTS
                 Condensed Consolidated Balance Sheets as of September 30, 1996
                          and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 3

                 Condensed Consolidated Statements of Earnings for the Nine Months
                          and Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . .  . 4

                 Condensed Consolidated Statements of Stockholders' Equity for the
                          Year Ended December 31, 1996 and the Nine Months Ended
                          September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 5

                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .  . 6

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .  . 7

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .  . 9

PART II          OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . .   12

         Item 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

EXHIBITS

         Exhibit 11.1     Statements of Computation of Per Share Earnings . . . . . . . . . . . . . . . .  E-1

         Exhibit 27.1     Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . .  E-2

                                DBT ONLINE, INC.


                       PART I - FINANCIAL INFORMATION


This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company,s liquidity and capital resources, expected capital expenditures and licensure under the Company's patents. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements.




                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                               September 30,       December 31,
                           ASSETS                                  1996                1995
                                                               --------------      ---------------
Current assets:                                                 (Unaudited)
 Cash and cash equivalents                                  $           7,356   $           1,643
 Accounts and notes receivable, net of allowance for
   doubtful accounts of $240                                            2,741               1,110
 Prepaid expenses                                                         484                 183
                                                              ---------------       -------------
        Total current assets                                           10,581               2,936

Property and equipment, net                                             6,524               3,129
Investment in patents, less accumulated amortization                   13,652                ----
Other assets                                                              543                 509
                                                               ---------------     ---------------
        Total assets                                        $          31,300   $           6,574
                                                               ===============     ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, accrued expenses and other
  current liabilities                                       $           2,230   $           1,176
 Current portion of long-term debt and bank line of credit              2,030               1,110
 Due to other laser patents interest holders                            1,794                ----
 Customer deposits                                                        297                ----
 Current and deferred Income taxes payable                                624                 158
                                                               --------------       -------------
        Total current liabilities                                       6,975               2,444
Deferred income taxes                                                   4,674                ----
Long-term debt, less current portion                                    1,709               1,531
                                                               ---------------     ---------------
        Total liabilities                                              13,358               3,975
                                                               ---------------     ---------------

Stockholders' equity:
 Preferred stock, $.10 par value.  Authorized
   5,000,000 shares; no shares issued or outstanding                     ----               ----
 Common stock, $.10 par value. Authorized 40,000,000
   shares; issued and outstanding, 7,723,474 shares
   and 1,736,274 shares of DBT $.001 par value common stock
   at September 30, 1996 and December 31,1995, respectively               772                   2
 Capital in excess of par value                                        17,993               3,871
 Retained earnings (deficit)                                             (823)             (1,274)
                                                               ---------------     ---------------

       Total stockholders' equity                                      17,942               2,599
                                                               ---------------     ---------------

       Total liabilities and stockholders' equity           $          31,300   $           6,574
                                                               ===============     ===============



 See accompanying notes

                                DBT ONLINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)



                                                           Nine Months Ended               Three Months Ended
                                                       --------------------------       ------------------------
                                                         9-30-96         9-30-95         9-30-96        9-30-95
                                                       ----------      -----------      ---------      ---------
                                                        Unaudited       Unaudited       Unaudited      Unaudited
Revenues                                           $       11,612   $       5,600   $      4,473   $      2,206
Laser patents royalties                                       843           -----            843          -----
                                                       -----------     -----------     ----------    -----------
     Total royalties and revenues                          12,455           5,600          5,316          2,206
                                                       -----------     -----------     ----------    -----------

Costs and expenses:
  Costs and expenses applicable to revenues                 5,739           2,197          2,324            968
  General and administrative                                2,778           1,135          1,074            450
  Selling and promotion                                     1,357             734            551            291
  Research and development costs                            1,493             650            509            274
  Amortization of patents                                     191           -----            192          -----
  Loss on IRB transaction                                   -----           1,528          -----          1,528
                                                       -----------     -----------     ----------    -----------
     Total costs and expenses                              11,558           6,244          4,650          3,511
                                                       -----------     -----------     ----------    -----------

       Operating income                                       897            (644)           666         (1,305)

Other income:
  Interest income                                              58              13             40             12
  Interest expense                                           (203)            (64)           (84)           (39)
                                                       -----------     -----------     ----------    -----------
        Earnings (loss) before income taxes                   752            (695)           622         (1,332)

  Provision for income taxes                                 (301)           (235)          (238)          (235)
                                                       -----------     -----------     ----------    -----------
           Net earnings                            $          451   $        (930)  $        384   $     (1,567)
                                                       ===========     ===========     ==========    ===========

          Net earnings per common share            $         0.06   $       (0.12)  $       0.05   $      (0.20)
                                                       ===========     ===========     ==========    ===========
          Weighted-average number of common
             shares and common share equivalents
            outstanding (pro forma - Note 2)            8,011,098       7,693,474      8,014,705      7,693,474
                                                       ===========     ===========     ==========    ===========



 See accompanying notes

                                DBT ONLINE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the Year ended December 31, 1995 and
                Nine Months Ended September 30, 1996 (Unaudited)
                             (Dollars in thousands)




                                                  Common Stock
                                          -----------------------------         Capital
                                           Shares Issued                      in Excess of        Retained
                                          and Outstanding     Amount           Par Value          Earnings         Total
                                          ---------------    ----------      -------------       ----------      ----------
Balance, December 31, 1994                  1,333,333       $        2       $        81        $       470      $     553

S-Corporation distributions paid              -------          -------           -------               (117)          (117)

Record distributions payable
 and other adjustments upon
 S-Corporation termination                    -------          -------               231               (435)          (204)

Issuance of common stock for
 acquisitions and cash                        402,941          -------             3,559            -------          3,559

  Net loss for 1995                           -------          -------           -------             (1,192)        (1,192)
                                          -----------       ----------        ----------          ----------    -- --------
Balance, December 31, 1995                  1,736,274                2             3,871             (1,274)         2,599

Issuance of common stock
 as a result of the
 Merger and Reorganization effective
 August 20, 1996                            5,957,200              767            13,982            -----           14,749

Shares issued upon exercise of
 stock options                                 30,000                3               140            -----              143

Net earnings for the nine months              -----            -----             -----                  451            451
                                          ------------      -----------        ----------        ------------     ----------
Balance, September 30, 1996                 7,723,474       $      772       $    17,993        $      (823)     $  17,942
                                          ============      ===========        ==========        ============     ==========



 See accompanying notes.

                                DBT ONLINE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                   Nine Months          Nine Months
                                                                                      Ended                Ended
                                                                                     9-30-96              9-30-95
                                                                                 --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings from operations                                                    $        451       $       (930)

 Adjustments to reconcile net earnings
  to net cash provided by operations:
     Depreciation and amortization                                                      1,861                580
     Deferred income taxes                                                               (123)               155
     Loss on IRB transaction                                                            -----              1,528
 Change in operating assets and liabilities:
    Decrease (increase) in receivables, net of
    Increase (decrease) in due to other laser
      patent interest holders                                                            (735)              (595)
   Decrease (increase) in prepaid expenses                                               (119)               (36)
   Increase (decrease) in all other current liabilities                                   540              1,022
   Increase (decrease) in income taxes payable                                           (990)             -----
                                                                                  ------------       ------------
      Net cash provided by operating activities                                           885              1,724
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                     (4,970)            (2,040)
IRB transaction                                                                         ----              (1,445)
Acquisition of data, and other                                                           (191)              (226)
                                                                                  ------------       ------------
      Net cash used in investing activities                                            (5,161)            (3,711)
                                                                                  ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock                                                        143              3,085
Net change in bank line-of-credit                                                         500                100
Proceeds from bank borrowings                                                           1,744              1,100
Repayment of debt                                                                        (903)              (342)
S-Corporation distributions                                                             -----               (117)
                                                                                  ------------       ------------
      Net cash provided by financing activities                                         1,484              3,826
                                                                                  ------------       ------------

Net (decrease) increase in cash                                                        (2,792)             1,839

Cash, beginning of period                                                              10,148                156
                                                                                  ------------       ------------
Cash, end of period                                                              $      7,356       $      1,995
                                                                                  ============       ============
Supplemental cash flow information:
     Interest paid                                                               $        212       $         63
                                                                                  ============       ============
     Income taxes paid                                                           $        883       $         17
                                                                                  ============       ============

 See accompanying notes

                                DBT ONLINE, INC.



ITEM 1.  FINANCIAL STATEMENTS


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.          BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT") and Patlex Corporation, a Pennsylvania corporation ("Patlex") and are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

         As previously reported in the Form 10-KSB for the year ended June 30, 1996, the Company is organized in a holding company structure. The Company was formerly a wholly-owned subsidiary of Patlex. On August 20, 1996, the former shareholders of Patlex approved a Plan of Reorganization (the "Reorganization") pursuant to which the Company was reorganized into a holding company structure and each share of Patlex common stock was converted into one share of common stock of the Company. As a result of the Reorganization, Patlex became a wholly-owned subsidiary of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with DBT (the "Merger"), and DBT became a wholly-owned subsidiary of the Company. In the Merger, each share of DBT common stock was converted into approximately 2.95 shares of common stock of the Company. Pursuant to the terms of the Merger and the Reorganization, the former shareholders of Patlex own approximately 33.2% of the Company and the former shareholders of DBT own approximately 66.8% of the Company, based on the number of shares and options of Patlex and DBT that were outstanding as of August 20, 1996. Although the Company was the surviving corporation in the Merger, for accounting purposes the transaction is treated as a purchase business acquisition of Patlex by DBT (a reverse acquisition) and a recapitalization of DBT. The Company has elected to adopt the fiscal year (calendar year) of DBT, the accounting acquirer. Assets and liabilities of Patlex acquired in the transaction are recorded at their fair values as of August 20, 1996. The Company is the successor registrant to Patlex.

         The purchase accounting adjustments are applicable to Patlex, the acquired company, for accounting purposes. The purchase price of 2,947,714 shares of Company common stock (issued as a result of a calculation based on the number of shares of Patlex common stock and options to purchase Patlex common stock outstanding immediately prior to the Merger and deemed to have been issued in accordance with reverse acquisition accounting) valued at $14,060,000, and transaction costs of $689,000, have been allocated to Patlex's assets and liabilities based upon their estimated fair values at August 20, 1996. The fair values allocated are as follows:

                   Current Assets                            $ 8,966,000

                   Investment in Patents                      13,844,000

                   Other Assets                                   27,000

                   Current Liabilities                       (3,715,000)

                   Other Liabilities                         (4,373,000)
                                                             -----------
                                                             $14,749,000
                                                             ===========


         The Company has not completed the determination of the fair value of Patlex's net assets. However, the company believes the final valuation will not result in material differences from those set forth above.

         The accompanying condensed consolidated financial statements include the financial position of the Company and its subsidiaries as of September 30, 1996 and the results of operations of DBT on an historical cost basis for the periods presented. The results of operations include the results of operations for Patlex for the period from August 20, 1996, the date of the Reorganization.

NOTE 2.  NET EARNINGS PER SHARE

         Net earnings per common share for the nine months and three months ended September 30, 1996 presented herein, were computed by dividing net earnings for the periods by the weighted-average number of common shares outstanding during the periods plus common stock equivalent shares issuable upon exercise of stock options using the treasury stock method assuming the merger had taken place at the beginning of the periods presented. Pro forma net earnings for the prior periods presented are computed by giving effect to the number of shares of the Company's common stock which would have been outstanding had the merger occurred at the beginning of the periods presented with no change in the number of shares outstanding occurring since those dates.

NOTE 3. PRO FORMA INFORMATION

                 If the Merger and Reorganization had been completed on January 1, 1995, pro forma results for the nine months ended September 30, 1996 and 1995 would be as follows (the pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the Merger and Reorganization been completed as of January 1, 1995):



                                                                                       Pro forma (Unaudited)
                                                                    -----------------------------------------------------------
(In Thousands, except per share data)                                      Three Months                      Nine Months
                                                                              Ended                             Ended
                                                                           September 30,                     September 30,
                                                                      1996             1995             1996             1995
                                                                    --------         --------         --------         --------
Revenue                                                              $6,312          $3,663           $17,769          $10,412
Gross Profit (Loss)                                                   1,021            (718)            4,231            1,625
Net Income (Loss)                                                       654          (1,294)            2,729              305
Net Income (Loss) Per Common Share                                   $ 0.09          $(0.17)            $0.35            $0.04

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As stated in Note 1 to Notes to Condensed Consolidated Financial Statements above, the Company is the parent company of two wholly-owned subsidiaries, DBT and Patlex. DBT and Patlex are engaged in unrelated businesses. Consequently, the following discussion and analysis of financial condition and results of operations of the Company is presented for each subsidiary independently. The discussion pertaining to Patlex relates only to operations for the period from August 20, 1996, the date of the Reorganization, through September 30, 1996.

Database Technologies, Inc.

Three Months Ended September 30, 1996 compared to the Three Months Ended September 30, 1995

         DBT's revenues increased by 103% to $4,473,000 from $2,206,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. DBT's results of operations are directly related to the number of customers and the amount of time, on average, users spend on its on-line computer system.

         Operating income increased to $146,000 from a loss of $1,307,000 for the three months ended September 30, 1996 and 1995, respectively. The loss in 1995 included a non-recurring charge of $1,528,000 relating to DBT's purchase of International Research Bureau, Inc. ("IRB") in July 1995. This decline in operating income (without consideration of the IRB loss) is primarily attributable to increased costs of purchased data and the depreciation charge on DBT's computer equipment. Depreciation of computer equipment increased to $659,000 for the three months ended September 30, 1996 from $231,000 for the same period in 1995. Purchased data increased to $777,000 for the three months ended September 30, 1996 from $424,000 for the same period in 1995. There is no assurance that future purchased data costs will not continue to increase as prices charged by certain governmental bodies and agencies change.

         Certain data that is valuable due to its historical nature is capitalized. The majority of DBT's data, however, is valuable only to the extent that it is up-to-date. This data is expensed as incurred. Data for which customers incur a direct charge for access is expensed as acquired. Purchased data is acquired by a number of methods, including, but not limited to: (i) outright purchase, (ii) leasing of data through usage charges or royalty agreements, and (iii) individual access charges incurred each time a customer accesses data provided by a third party. It is anticipated that the future cost for data obtained from these sources will increase.

         Selling and administrative expenses (consisting of selling and promotion and general administrative expenses), as a percentage of revenues, remained relatively steady during the period, decreasing to 33.4% of sales during the three months ended September 30, 1996 from 33.5% during the three months ended September 30, 1995.

         Research and development costs, as a percentage of revenues, remained relatively steady decreasing to 11.4% during the three months ended September 30, 1996, from 12.4% during the three months ended September 30, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         DBT's revenues increased by 107% to $11,612,000 from $5,600,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. DBT's results of operations are directly related to the number of customers and the amount of time, on average, users spend on its on-line computer system. At September 30, 1996, DBT had approximately 9300 customer accounts compared to 3700 at September 30, 1995, an increase of 151%. The Number of customer accounts increased at a greater rate than revenues due to the fact that many of the new customers of DBT's system are for discounted, batch processing (involving no minutes of system use).

         Operating income increased to $461,000 from a loss of $644,000 for the nine months ended September 30, 1996 and 1995, respectively. The loss in 1995 included a non-recurring charge of $1,528,000 for the IRB transaction. This decline in operating income (without consideration of the IRB loss) is primarily attributable to increased costs of purchased data and the depreciation charge on DBT's computer equipment. Depreciation of computer equipment increased to $1,503,000 for the nine months ended September 30, 1996 from $500,000 for the same period in 1995. Purchased data increased to $2,274,000 from $1,027,000. There is no assurance that future purchased data costs will not continue to increase as prices charged by certain governmental bodies and agencies change.

         Selling and administrative expenses (consisting of selling and promotion and general administrative expenses), as a percentage of revenues, remained relatively steady during the period, increasing to 33.8% of revenues during the nine months ended September 30, 1996 from 33.4% during the nine months ended September 30, 1995.

         Research and development costs, as a percentage of revenues, also remained relatively steady during the period, increasing to 12.8% during the nine months ended September 30, 1996, from 11.6% during the nine months ended September 30, 1995.

         Effective July 1, 1995, DBT purchased for cash and stock all of the outstanding shares of common stock of IRB. Subsequent to the acquisition, management of DBT re-evaluated the future potential of IRB's core document retrieval business and concluded that IRB's assets, other than its on-line customer list, had no future value to DBT. Factors which led DBT's management to this evaluation included the conclusion that DBT's technology was superior to IRB's, and that IRB's data was a duplicate of data which DBT already possessed. On December 13, 1995 IRB's shares were transferred back to the original owners of IRB in exchange for DBT common stock. DBT accounted for its investment in IRB using the equity method. Income (loss) from operations and net income (loss) were directly affected by the non-recurring loss on the IRB transaction.

         As a result of these transactions, DBT acquired IRB's customer list for its on-line business and a covenant not to compete. The assets of DBT exchanged included cash of $1,000,000 and common stock of DBT valued at $485,600 (after accounting for the returned shares). Investments in the operations of IRB and other costs, totaling $198,600, were recorded on DBT's balance sheet and the remainder of the costs incurred were charged to operations during the third and fourth quarters of 1995.

INCOME TAXES

         DBT had elected to be taxed as an S corporation through June 30, 1995, after which it revoked its S corporation election and began directly paying taxes on its earnings. The consequences of the S corporation termination included: (i) the accrual of the final S corporation distribution of $204,000 payable to the shareholders of DBT at June 30, 1995, and (ii) the reclassification of $231,000 of undistributed S corporation earnings to additional paid-in capital. Additionally, a charge to earnings was taken in 1995 to establish a deferred tax liability of $155,000 for the tax bases of assets and liabilities that are different from those recognized for financing reporting purposes.

         In August 1996, tax legislation was enacted that reinstated the research and development tax credit for the period July 1, 1996 through May 31, 1997. DT may be entitled to a reduction of its taxes to be paid for 1996 and would expect its effective tax rate for 1996 to be reduced. DBT is currently analyzing the effect of this tax change and has not included any potential credit for such expenditures in its September 30, 1996 tax provision.

Patlex Corporation

         Patlex has effective agreements with companies which represent a cross-section of the United States laser industry, including users and manufacturers. Under these agreements, approximately 115 licensees are actively paying royalties to the Company. The Company believes the majority of the commercial laser manufacturers making, using or selling infringing lasers in the United States have been licensed.

FOR THE PERIOD SUBSEQUENT TO THE REORGANIZATION - AUGUST 20, 1996 THROUGH SEPTEMBER 30, 1996

         Revenues from laser patents amounted to $843,000 for the period subsequent to the merger through the end of the quarter ended September 30, 1996. This level of laser patents revenue is considered comparable to historical levels for a comparable time period.

         General and Administrative expenses in the amount of $131,000 and amortization of investment in patents and depreciation in the combined amount of $192,000 for the period subsequent to the merger through the end of the quarter ended September 30, 1996 is considered comparable to historical levels for a comparable time period.

          Net earnings for the period were $343,000.

DBT Online, Inc.

         The Company received no revenue for the period subsequent to the merger through the end of the quarter ended September 30, 1996. The Company incurred administrative expenses in the total amount of $85,000 during the period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion pertains to the liquidity and capital resources of DBT Online, Inc., and results of its operations.

         As of September 30, 1996, the Company had $7,356,000 in cash and cash equivalents as compared to $1,643,000 at December 31, 1995. The increase in the cash position is primarily due to the inclusion of the cash balance of Patlex in the amount of $6,816,000 as of September 30, 1996.

         Net working capital as of September 30, 1996 was $3,606,000 compared to $492,000 as of December 31, 1995. As of September 30, 1996 total assets were $31,300,000 and total liabilities were $13,358,000 as compared to $6,574,000 and 3,975,000, respectively as of December 31, 1995.. Stockholders' Equity as of September 30, 1996 was $17,942,000 as compared to $2,599,000 as of December 31, 1995. The favorable working capital position and favorable increase in Stockholders' Equity as of September 30, 1996 over the balances at December 31, 1995 is primarily attributable to the Merger and Reorganization that occurred on August 20, 1996.

         The Company considers its capital resources to be sufficient to meet its needs for the immediate future. Other sources of capital that are reasonably available to the Company, if necessary, are additional bank borrowings and other capital markets.

         The Company does not anticipate paying cash dividends in the foreseeable future. Future declaration and payment of dividends, if any, will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Company's Board of Directors may consider as being in the best interest of the Company.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None to report.


ITEM 2.  CHANGES IN SECURITIES

         As a result of the Reorganization, each share of Patlex common stock was converted into a share of common stock of the Company. In addition, as a result of the Merger, each share of DBT common stock was converted into approximately 2.95 shares of common stock of the Company. The resulting exchanges increased the number of shares of common stock of the Company outstanding from 2,565,861 on August 20, 1996 to 7,723,474 on September 30, 1996.
         The terms of the common stock of the Company, and the rights of the holders of the common stock, are the same in all material respects to the shares of common stock of Patlex and DBT outstanding prior to the Merger and the Reorganization.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         A Special Meeting of the shareholders of Patlex, the predecessor registrant to the Company, was held on August 20, 1996. At the Meeting, the shareholders approved the following:

                 (i) a Plan of Merger and Reorganization (the "Plan of Reorganization") pursuant to which Patlex was reorganized (the
"Reorganization") into a holding company structure, whereby at the time of the Reorganization the holders of shares of Patlex common stock became holders of shares of common stock of a new holding company that was renamed "DBT Online, Inc.," at the time of which Reorganization Patlex became a wholly-owned subsidiary of DBT Online, Inc.;

                 (ii) an Agreement of Merger, dated as of February 7, 1996, as amended and restated as of June 28, 1996, pursuant to which, immediately after the Reorganization, DBT Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of DBT Online, Inc., merged (the "Merger") with and into DBT, at which time DBT became a wholly-owned subsidiary of DBT Online, Inc.; and

                 (iii) an amended and restated Stock Option Plan (the "Plan") that includes, among other things, an increase in the number of authorized shares thereunder from 375,000 to 900,000 shares available for granting options under the plan.

         Upon completion of the Reorganization and the Merger on August 20, 1996, the former holders of shares of DBT common stock, in the aggregate, owned approximately 66.8% of the outstanding shares of DBT Online, Inc. The former holders of shares of Patlex common stock owned approximately 33.2% of the outstanding shares of DBT Online, Inc. common stock.

ITEM 5.  OTHER INFORMATION

         None to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

11.*     Computation of Earnings Per Share

27.1*    Financial Data Schedule

--------------------
*  Filed herewith.

         (b)     Reports on Form 8-K

         On August 30, 1996, the Company filed a Current Report on Form 8-K, dated August 20, 1996, with the Securities and Exchange Commission. The Current Report on Form 8-K reported a change in control of the Company as a result of the Reorganization and the Merger and also reported a change in the fiscal year of the Company to coincide with the calendar year.

         On November 4, 1996, the Company filed Amendment No. 1 to the Current Report on Form 8-K, dated August 20, 1996. Amendment No. 1 included the financial statements of Patlex and DBT and pro forma financial information relating to the Reorganization and the Merger.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DBT ONLINE, INC.




                                     /s/ Richard Laitinen
                                     -----------------------------------------
                                     Richard Laitinen
                                     Vice President and
                                     Chief Financial Officer
                                     (Duly authorized and
                                     Principal financial officer)


Date:  November 14, 1996