Form 10-Q/A
period 1996-09-30
PATLEX HOLDINGS INC
filed 1997-03-28
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to ___________


                          Commission file number   0-9111
                                                ----------


                                DBT ONLINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     85-0439411
     (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


                        5550 W. Flamingo Road, Suite B-5
                    ----------------------------------------
                    (Address of principal Executive Offices)


                             Las Vegas, Nevada 89103
                    ----------------------------------------


                                 (702) 257-1112
                    ----------------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X   No
              ---     ---

The number of common shares outstanding as of March 21, 1997 was 7,736,443.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART 1            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of September 30, 1996
                           and December 31, 1995...............................................................   3

                  Condensed Consolidated Statements of Operations for the Nine Months
                           and Three Months Ended September 30, 1996 and 1995..................................   4

                  Condensed Consolidated Statements of Changes in Stockholders' Equity for the
                           Year Ended December 31, 1995 and the Nine Months Ended
                           September 30, 1996..................................................................   5

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1996 and 1995...................................................   6

                  Notes to Condensed Consolidated Financial Statements.........................................   7

Signatures.....................................................................................................   9





                         PART 1 - FINANCIAL INFORMATION

                        DBT ONLINE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                                     September 30,  December 31,
                                                                          1996          1995
                                                                     -------------  -----------
                                                                      (Unaudited)

                         ASSETS
Current assets:
 Cash and cash equivalents                                              $  7,356    $  1,643
 Accounts and notes receivable,
  net of allowance for doubtful accounts of $240                           2,741       1,110
 Prepaid expenses                                                            484         183
                                                                        --------    --------
        Total current assets                                              10,581       2,936

Property and equipment, net                                                6,524       3,129
Investment in patents, less accumulated amortization                      13,652         --
Other assets                                                                 543         509
                                                                        --------    --------
        Total assets                                                    $ 31,300    $  6,574
                                                                        ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, accrued expenses and other
  current liabilities                                                   $  2,231    $  1,176
 Current portion of long-term debt and bank line of credit                 2,030       1,110
 Due to other laser patents interest holders                               1,794        --
 Customer deposits                                                           297        --
 Current and deferred Income taxes payable                                   624         158
                                                                        --------    --------
        Total current liabilities                                          6,976       2,444

Deferred income taxes                                                      4,674        --
Long-term debt, less current portion                                       1,709       1,531
                                                                        --------    --------
        Total liabilities                                                 13,359       3,975
                                                                        --------    --------

Stockholders' equity:
 Preferred stock, $.10 par value.  Authorized
   5,000,000 shares; no shares issued or outstanding                        --           --
 Common stock, $.10 par value. Authorized 40,000,000
  shares; issued and outstanding, 7,723,475 shares
  and 1,736,274 shares of DBT $.001 par value common stock
  at September 30, 1996 and December 31,1995, respectively                   772           5
 Capital in excess of par value                                           17,992       3,868
 Retained earnings (deficit)                                                (823)     (1,274)
                                                                        --------    --------
       Total stockholders' equity                                         17,941       2,599
                                                                        --------    --------
       Total liabilities and stockholders' equity                       $ 31,300    $  6,574
                                                                        ========    ========




See accompanying notes

                       DBT ONLINE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                    Nine Months Ended           Three Months Ended
                                                 -----------------------     -------------------------
                                                  9-30-96       9-30-95       9-30-96         9-30-95
                                                 ---------     ---------     ---------       ---------
                                                 Unaudited     Unaudited     Unaudited       Unaudited
Revenues                                       $   11,612     $    5,600     $    4,473     $    2,206
Laser patents royalties                               843           --              843           --
                                               ----------     ----------     ----------     ----------
     Total royalties and revenues                  12,455          5,600          5,316          2,206
                                               ----------     ----------     ----------     ----------

Costs and expenses:
  Costs and expenses applicable to revenues         5,739          2,197          2,324            968
  General and administrative                        2,778          1,135          1,159            450
  Selling and promotion                             1,357            734            551            291
  Research and development costs                    1,493            650            509            274
  Amortization of patents                             191           --              192           --
  Loss on IRB transaction                            --            1,528           --            1,528
                                               ----------     ----------     ----------     ----------
     Total costs and expenses                      11,558          6,244          4,735          3,511
                                               ----------     ----------     ----------     ----------

       Operating income                               897           (644)           581         (1,305)

Other income:
  Interest income                                      58             13             40             12
  Interest expense                                   (203)           (64)           (84)           (39)
                                               ----------     ----------     ----------     ----------
        Earnings (loss) before income taxes           752           (695)           537         (1,332)

  Provision for income taxes                         (301)          (235)          (238)          (235)
                                               ----------     ----------     ----------     ----------
         Net earnings                          $      451     $     (930)    $      299     $   (1,567)
                                               ==========     ==========     ==========     ==========

         Net earnings per common share         $     0.08     $    (0.22)    $     0.05     $    (0.34)
                                               ==========     ==========     ==========     ==========

         Weighted-average number of common
           shares outstanding                   5,559,427      4,181,183      6,423,034      4,665,400
                                               ==========     ==========     ==========     ==========




See accompanying notes

                        DBT ONLINE, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    For the Year ended December 31, 1995 and
                Nine Months Ended September 30, 1996 (Unaudited)
                             (Dollars in thousands)

                                              Common Stock
                                      -------------------------         Capital        Retained
                                        Shares Issued                 in Excess of     Earnings
                                      and Outstanding    Amount        Par Value       (Deficit)          Total
                                      ---------------    ------        ---------       ---------          -----
Balance, December 31, 1994              3,937,645      $       4       $      79      $     470       $     553

S-Corporation distributions paid             --             --              --             (117)           (117)

Record distributions payable
 and other adjustments upon
 S-Corporation termination                   --             --               231           (435)           (204)

Issuance of common stock for
 acquisitions and cash                  1,189,979              1           3,558           --             3,559

  Net loss                                   --             --              --           (1,192)         (1,192)
                                        ---------      ---------       ---------      ---------       ---------
Balance, December 31, 1995              5,127,624              5           3,868         (1,274)          2,599



Adjustment for change in par value                           507            (507)

Stock issued for Acquisition            2,565,851            257          14,491           --            14,748


Shares issued upon exercise of
 stock options                             30,000              3             140           --               143

Net earnings                                 --             --              --              451             451
                                        ---------      ---------       ---------      ---------       ---------
Balance, September 30, 1996             7,723,475      $     772       $  17,992      $    (823)      $  17,941
                                        =========      =========       =========      =========       =========




See accompanying notes

                        DBT ONLINE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                       Nine Months    Nine Months
                                                          Ended          Ended
                                                         9-30-96        9-30-95
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings from operations                            $   451       $  (930)

Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                         1,861           580
    Deferred income taxes                                  (123)          155
    Loss on IRB transaction                                --           1,528
Change in operating assets and liabilities:
 Decrease (increase) in receivables, net of
   Increase (decrease) in due to other laser
     patent interest holders                               (735)         (595)
 Decrease (increase) in prepaid expenses                   (119)          (36)
 Increase (decrease) in all other current liabilities       540         1,022
 Increase (decrease) in income taxes payable               (990)         --
                                                        -------       -------
   Net cash provided by operating activities                885         1,724
                                                        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                       (4,970)       (2,040)
IRB transaction                                            --          (1,445)
Acquisition of data, and other                             (191)         (226)
                                                        -------       -------
   Net cash used in investing activities                 (5,161)       (3,711)
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock                          143         3,085
Net change in bank line-of-credit                           500           100
Proceeds from bank borrowings                             1,744         1,100
Repayment of debt                                          (903)         (342)
S-Corporation distributions                                --            (117)
Cash Acquired in Acquisition                              8,505          --
                                                        -------       -------
   Net cash provided by financing activities              9,989         3,826
                                                        -------       -------

Net increase in cash                                      5,713         1,839

Cash, beginning of period                                 1,643           156
                                                        -------       -------
Cash, end of period                                     $ 7,356       $ 1,995
                                                        =======       =======
Supplemental cash flow information:

  Interest paid                                         $   212       $    63
                                                        =======       =======
  Income taxes paid                                     $   883       $    17
                                                        =======       =======



See accompanying notes

                        DBT ONLINE, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), and Patlex Corporation, a Pennsylvania corporation ("Patlex"), and are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

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

NOTE 3.  STOCKHOLDERS' EQUITY

         In connection with the acquisition of Patlex, the Company issued to the former DBT shareholders 2.93 shares of its common stock for each DBT share.
This exchange was accounted for as a stock split and, accordingly, all share information presented in the accompanying financial statements has been restated. In addition, the par value of the Company's common stock issued in connection with the merger and reorganization was increased to $0.10 from the $.001 par value of DBT's common stock.

NOTE 4. PRO FORMA INFORMATION

         If the Merger and Reorganization had been completed on January 1, 1995, pro forma results for the nine months ended September 30, 1996 and 1995 would be as follows (the pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the Merger and Reorganization been completed as of January 1, 1995):



                                                               Pro forma (Unaudited)
                                                     -------------------------------------------
(In Thousands, except per share data)                 Three Months                Nine Months
                                                          Ended                      Ended
                                                       September 30,              September 30,
                                                     1996         1995         1996         1995
                                                     ----         ----         ----         ----
Revenue                                            $ 6,312      $ 3,663       $17,769      $10,412
Gross Profit (Loss)                                  1,021         (718)        4,231        1,625
Net Income (Loss)                                      654       (1,294)        2,729          305
Net Income (Loss) Per Common Share                 $  0.09      $ (0.17)      $  0.35      $  0.04



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DBT ONLINE, INC.



                                          /s/ Timothy Leonard
                                          -------------------------------------
                                          Timothy Leonard
                                          Vice President, Finance,
                                          Treasurer and Chief Financial Officer
                                          (Duly authorized officer and chief
                                          financial officer)


Date:  March 25, 1997