Form 10-K
period 1996-12-31
PATLEX HOLDINGS INC
filed 1997-03-31
CIK 1010138

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                For the fiscal year ended DECEMBER 31, 1996
                                         --------------------------
                                       or
[ ]      Transition report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ___________

                       COMMISSION FILE NUMBER   0-9111
                                              ----------

                              DBT ONLINE, INC.
            -----------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)


             Pennsylvania                              85-0439411
     --------------------------------            ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


   5550 W. Flamingo Road, Suite B-5
        Las Vegas, Nevada                                  89103
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code  702-257-1112
                                                         --------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class:                     Name of each exchange on which
                                              registered:

          None                                              None
----------------------------                  --------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Common Stock, par value $.10 per share
                  ----------------------------------------------
                                (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES  X   NO
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $117,208,624.

         As of March 21, 1997, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,736,443.

                       Documents Incorporated by Reference

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.
================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I  ...................................................................................................  1

Item 1.   Business  .......................................................................................  1
Item 2.   Properties  .....................................................................................  7
Item 3.   Legal Proceedings   .............................................................................  7
Item 4.   Submission of Matters to a Vote of Security Holders   ...........................................  7
Item      Executive Officers of the Registrant.............................................................  8

PART II ...................................................................................................  10

Item 5.   Market for Common Equity and Related Stockholder Matters  .......................................  10
Item 6.   Selected Financial Data   .......................................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........  12
Item 8.   Financial Statements and Supplementary Data   ...................................................  16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.   .....................................................................  34

PART III  .................................................................................................  34

Item 10.  Directors and Executive Officers of the Registrant    ...........................................  34
Item 11.  Executive Compensation  .........................................................................  34
Item 12.  Security Ownership of Certain Beneficial Owners and Management  .................................  34
Item 13.  Certain Relationships and Related Transactions.   ...............................................  34

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   ...............................  34

Signatures  ...............................................................................................  41

                                     PART I

ITEM 1. BUSINESS

         The Company is a holding company with two wholly-owned operating subsidiaries, Database Technologies, Inc. ("DBT") and Patlex Corporation ("Patlex"). DBT is a national provider of on-line database services. Patlex is a company engaged in the patent exploitation and enforcement of laser patents. The Company's strategy is to invest its cash flows generated into the continued development and expansion of DBT's operations.


                                BUSINESS OF DBT


         DBT is a national provider of on-line integrated database services and related reports to law enforcement and other governmental agencies, law firms, insurance fraud investigation companies and other qualified entities. DBT has developed unique algorithms and proprietary software which uses advanced micro based technologies to locate, cross reference and retrieve public records from multiple data sources. DBT allows its restricted customer base to access its system via their desktop computers and generate reports which are delivered in an organized, comprehensive and easy to read format. DBT simultaneously accesses over 1,000 data sources containing billions of records as if they were part of a single database in preparing the computer-generated reports.

Data Sources

         DBT acquires its data from both governmental and commercial sources and then formats the data for use with its products. DBT structures its data purchases as either straight purchases, an acquisition of a site license or at a variable cost based on access. In the case of purchases or site licenses, additional costs to the supplier of such information are not generally incurred as DBT's customers access the database. In the case of acquisitions of real-time information, variable costs are incurred by DBT and are charged to DBT's customers at a variable rate based upon usage by the customer.

Products

         AUTOTRACK PLUS+. AutoTrack Plus+, DBT's premier product, provides on-line access to billions of national, state and county public records. Users are able to search a particular database and then cross-reference other databases within AutoTrack Plus+ in order to expand the information available. The information available through this product includes, but is not limited to, current and past addresses, telephone numbers, neighbors, associates, as well as professional licenses, driving histories, business profile reports, real estate, vehicles and other assets. Users are able to undertake a detailed search of all relevant data based on a limited amount of information.

         AutoTrack Plus+ is an aggregation of numerous products; some of the larger, more frequently accessed products are:

         Faces of the Nation. Faces of the Nation contains information on individuals throughout the United States. With limited information such as a name, address, both a date of birth and first name, etc., users can access current and previous addresses, neighbors, date of birth and other information for millions of individuals. Although the scope of this database is national, some individuals in the United States may not be included.

         Corporations of the Nation. Corporations of the Nation contains information on active and inactive businesses based on secretary of state filings in 43 states. Users can retrieve information on officers, directors, registered agents, corporate status and federal employment identification numbers. Searches can be performed through the use of names, addresses, federal employer identification numbers and corporation numbers.

         Properties of the Nation. Properties of the Nation contains information on real property in 37 states and the U.S. Virgin Islands. Users can receive information on situs and mailing address, parcel number, assessed values, recent and prior sales prices and property narratives as well as other information related to the property.

         Vehicles of the Nation. Vehicles of the Nation contains information on vehicle registrations in 32 states including owner's name(s) and address, description, title information, vehicle identification number
         (VIN), lienholder information and historical data. Users can base searches on information available concerning any combination of the vehicle's license tag, model and description, zip code, VIN, owner name, address and county.

         Drivers of the Nation. Drivers of the Nation contains information on drivers' licenses issued in 22 states and can be searched using a combination of name, drivers' license number, address, date of birth and zip code.

         Liens/Judgments/Bankruptcies. Liens/Judgments/Bankruptcies contains information on business and consumer bankruptcies in all 50 states. Users can also locate data in 29 states relating to federal and state tax liens and civil judgments.

         Other National Databases. Other national databases offered in AutoTrack Plus+ include "Deed Transfers of the Nation," "TRW Business Reports," "National Business Reports" and federal trademarks and service marks.

         AutoTrack Plus+ also includes databases from a number of states with the broadest selection of state databases for Florida, Texas, New York and California. The most substantial individual state data in AutoTrack Plus+ is available for individuals, corporations and assets in Florida. Florida databases provide information on drivers' licenses, vehicles, boats, worker's compensation claims, accident reports, trademarks, concealed weapons permits, professional licenses, UCC lien filings, corporations, real estate and much more specialized information. Users can access data ranging from most recent property sales values to driving histories and can locate information on an individual's Florida vehicles and vessels, real property, any possible Florida corporate affiliations, Florida professional licenses, known addresses, marriages and divorces.

         Other individual state data available in AutoTrack Plus+ for various states includes citizen profiles, professional licenses, vehicle and vessel registrations, drivers' licenses, marriages, secretary of state filings and other specialized data. These state databases utilize the same search methods as the national databases and users can combine searches of various state and national databases.

         Comprehensive and dossier reports allow users to efficiently and cost-effectively gather all the relevant information available in AutoTrack Plus+ on the subject of their search. These report options offer summaries and detailed reports aggregating a broad spectrum of data from the national and state databases and present this data in a clear and convenient format. These reports, which can be either national or statewide in their scope, eliminate the user's need for further searches and provides the most complete amount of information in the shortest time.

         AUTOTRACK JR. AutoTrack Jr. is a more economical means of accessing DBT's databases for users with less extensive search needs. AutoTrack Jr. includes mostly Florida databases including information on driver licenses, vehicle registrations, boat registrations, accident reports, tax rolls, real estate, worker's compensation and professional licenses. In addition, the product includes a limited number of national databases.

         DATACASE AND AUTOCASE. DataCase was introduced in December 1996 following a competitive bidding process managed by the New York Unified Court System ("NYUCS"). DBT was selected to establish an on-line system which provides access to civil court indices and dockets, judgment docket and lien information and certain other information available from the court records. DataCase provides information on New York Supreme Court civil cases from twelve New York City metropolitan area counties and Erie County, as well as judgment, docket and lien information for the New York City boroughs. Users also have access to the New York State Attorney registration information and New York county clerk records.

         DataCase, which will likely be used predominantly by New York attorneys, provides its users the opportunity to monitor the status of pending cases and current case activity in the NYUCS. A user can access both motion calendars and appearance calendars to assist in scheduling and planning. DataCase allows the user to discover the litigation histories of parties and uncover litigation patterns and practices of individuals and companies. Searches also can be performed to determine which law firms and state justices have been involved in particular litigation. In addition, DataCase allows users to search for data or specific court judgments and liens in the New York City area. Searches can be performed by case name, law firm, specific county, defendant, plaintiff or other information. Information in DataCase is updated four times daily and is available 24 hours a day, 7 days a week.

         AutoCase, utilizing the information available through DataCase, will offer attorneys subscribing to this service a personalized up-to-date source of information on requested cases pending in the NYUCS. AutoCase will monitor the activity of cases selected by the customer and automatically deliver any relevant new information on these cases to the customer's computer the next time the customer logs on to the system. The customer will not need to engage in any type of search. AutoCase will serve as a constant, timely and reliable source of information relating to the status of cases in the NYUCS. AutoCase is expected to be launched in the second quarter of 1997.


Research and Development

         DBT's research and development efforts include the following categories:

         HARDWARE AND OPERATING SYSTEM DESIGN AND IMPLEMENTATION. Utilizing the newest and most advanced micro based technologies, DBT regularly designs, tests and implements upgrades to its existing computer infrastructure as well as high speed intra and inter network communications. As of December 1996, DBT maintained over 7.0 terabytes of online data storage, which is continually being expanded.

         DBT also develops enhancements to its open architecture mass storage file system. The prominent advantages of DBT's file systems are large file size, fast index retrieval and real-time redundant fault tolerances, as well as the ability to link dissimilar data elements through intelligent indexing. In addition, DBT continues to refine its multi-tiered client server distributed processing environment. DBT's systems utilize distributed processing via an open architecture. Multi-tiered client server methodology affords the ability to seamlessly address multiple file types and utilize idle processor resources across DBT's system infrastructure.

         DELIVERY METHODS. Additional research and development efforts focus on DBT's delivery methods. DBT continues to develop and enhance its delivery of products through its existing interactive session manager, providing new products and capabilities to DBT's customers. DBT is currently developing and testing its internet interface for users with high security requirements, particularly law enforcement. See "Products."

Customers

         DBT's customer base has increased rapidly over the last three years, from approximately 370 active customers in December 1993 to approximately 6,600 active customers in December 1996.

         DBT's products were initially used primarily by insurance companies to investigate claims. Use of the databases later expanded to law enforcement agencies and licensed investigation firms. Currently, DBT offers its products to law enforcement and other governmental agencies, licensed investigation firms, law firms, insurance companies and other qualified entities. DBT reserves the right to refuse, or withdraw without notice, access to its products. As of December 31, 1996, the Company had 22 employees dedicated to receiving phone calls from potential customers accounts, processing orders and verifying the credentials and references of each potential customer. DBT has established procedures designed to restrict access to its system and certain products to qualified individuals. Potential customers are screened by DBT prior to being given access to AutoTrack Plus+ or AutoTrack Jr. The screening process generally consists of a review of professional licenses, if any, credit reports, references and other relevant credentials in order to verify the intended use of information. Once an application has been approved, the customer signs a subscription agreement with DBT which provides the terms and conditions pursuant to which DBT grants access to its products. A standard subscription agreement includes a disclaimer of any warranties on the data and indemnification of DBT for liabilities resulting from the customer's use of the data.

         Once a customer has been approved to go on-line, DBT delivers its software with instructions for the customer to call DBT for a password and assistance on the installation. DBT's technical support staff of approximately 43 people works with the users to assure that the installation is performed properly and the instructions for use of the system have been communicated. The technical support staff is then available on an on-going basis, without charge, to assist users as needed.

         The Company has implemented a pricing plan that seeks to attract new subscribers and to increase usage. The primary component of the Company's pricing structure is a per-minute connection fee. The Company does not cur-rently charge an installation or fixed monthly fee to its customers. Users access the database by calling a toll free number by modem from their compu-ters. The per-minute connection fee currently ranges from $.50 for AutoTrack Jr. to $1.50 per minute for AutoTrack Plus+.

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

                               BUSINESS OF PATLEX

         Patlex has been engaged in the patent exploitation and enforcement business since late 1979. Patlex owns a 64% interest in the royalty income from, and a 42.86% ownership interest in, the "Laser Patents" which derive from patent applications originally filed by Dr. Gordon Gould in 1959. The patent enforcement business includes the identification of laser products and laser applications which infringe the Laser Patents and the execution of licensing agreements through normal commercial negotiations or pursuant to settlements of litigation brought against infringers of the Laser Patents. Patlex is also the exclusive licensing agent for the Laser Patents.

         As of December 31, 1996, total royalties received from licensees of the Laser Patents were approximately $109,665,000.

         Laser Patents. The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Brewster Angle Window Patent (U.S.Patent No. 4,746,201), which involves the use of an optical system including optical elements to polarize light. The Gas Discharge Laser Patent expires in November 2004 and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex will lose its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease.

         Patlex's ability to exploit the Laser Patents through its licensing program has been directly tied to its successes in litigating the validity of the Laser Patents, both in the courts and before the United States Patent and Trademark Office. The Company believes that the major period of litigating the validity and enforceability of the Laser Patents has passed. The "major period" refers to the period of time (from October 11, 1977, the issue date of the Optically Pumped Laser Patent, through 1988) in which the most significant number of lawsuits were prosecuted representing the greatest challenge to the validity and scope of the Laser Patents. However, the Laser Patents may be subject to subsequent challenges. There can be no assurance that, if challenged, Patlex would prevail in any subsequent proceedings or that such challenges may not entail substantial litigation expenses. If there is an unappealable successful challenge against the validity of the Gas Discharge Laser Patent, the impact would be materially adverse to Patlex. See "Item 3. -- Legal

Proceedings."

         There were no expenses relating to litigation of the Laser Patents during 1996.

         Patent Licensing Agreements. Patlex is the exclusive licensing agent for the Laser Patents. As licensing agent, Patlex actively pursues its patent licenses, which require manufacturers and users who exploit the inventions claimed in the Laser Patents to report and pay royalties to Patlex. Patlex then distributes these royalties among itself and the other parties holding interests in the royalty income. Patlex actively monitors the laser industry to identify infringers and new laser applications which infringe the Laser Patents. The agreements into which Patlex enters generally fall into three categories: (i) license agreements with manufacturers of lasers or laser systems that use the inventions claimed in the Laser Patents; (ii) license agreements with users of lasers or laser systems that use the inventions claimed in the Laser Patents; and (iii) settlement agreements which require a payment of a specific sum of money for past infringement of certain of the Laser Patents but do not include a grant of a license to make, use or sell any product that utilizes the inventions claimed in the Laser Patents. As of December 31, 1996, Patlex had agreements with a total of 235 companies, including users and manufacturers representing a cross-section of industries in the United States. Of such agreements, 190 were licensing agreements with manufacturers who had an obligation to report and pay royalties on the sale of lasers or laser systems which use the Laser Patents. The Company believes the majority of the commercial laser manufacturers in the United States, as well as a majority of manufacturers importing lasers into the United States, have been licensed.

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

         The agreements with both manufacturers and users generally provide for one or more "lump sum" payments in consideration of nonexclusive licenses for certain applications of all of the Laser Patents and a release of all claims for damages from past infringements. Substantially all of the licenses also provide for future royalty payments if the licensee engages in the manufacture or sale of lasers subject to the Laser Patents. In contrast, substantially all of the licenses with licensees that use, but do not manufacture or sell products covered by, the Laser Patents, provide only for a one-time lump sum payment for past infringement. As a result of licensing efforts to date, royalties from past infringements are expected to be minimal in the future. The two largest licensees accounted for 13.8% and 7.8% of the Laser Patent royalties during the fiscal year ended December 31, 1996. The Company believes that in the event either one or both of these licensees ceases manufacturing licensed laser products, the impact on Patlex's revenues would be temporary, as it is anticipated that other manufacturers would satisfy the overall demand for such licensed laser products.

Competition

        The information services industry is competitive and characterized by rapid technological change and the entry into the field of large and well-capitalized companies as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly internationally with large, well-established information providers. These competitors offer a wide variety of information services ranging from news to legal databases which allow them to offer their product to larger customer bases and to more easily attract customers to their products.

         As exclusive licensing agent of the Laser Patents, Patlex does not encounter any competition in licensing manufacturers and users of the technology covered by the Laser Patents. Although the Company believes the laser technology covered by the Laser Patents to be state of the art, any advance in technology which would render one or more of the Laser Patents obsolete could have a material adverse effect on Patlex's future patent royalty revenue.

Employees

         At December 31, 1996, the Company had 123 full-time employees, 117 of which were employed by DBT and 6 of which were employed by Patlex. The Company considers its relationships with its employees to be good. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

         DBT leases an aggregate of approximately 42,000 square feet in three buildings at its Pompano Beach, Florida, facility at an annual rent of approximately $439,000. Computer back-up files and servers are separated between the two buildings to protect DBT from complete loss in the event of disaster.

         Patlex leases approximately 2,600 square feet in Las Vegas, Nevada for its principal executive offices. The lease has a five-year term with a renewal option for four additional years and has minimum monthly rent payments of $3,750. Patlex also leases approximately 600 square feet of space located in Las Cruces, New Mexico used as additional office space. The lease has a five-year term with minimum monthly payments of $650.

ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in litigation from time to time in the ordinary course of its business. DBT is not currently involved in any litigation, or, to its knowledge, is any material litigation currently threatened.

         Due to the nature of Patlex's business, and especially its involvement in the enforcement of patent rights, Patlex is from time to time involved in litigation with alleged infringers of the Laser Patents. Patlex regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, Patlex has in the past been required to prosecute appeals to the United States District Court from Patent and Trademark Office rulings adverse to Patlex's interest. No such appeals are pending at this time and Patlex does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against Patlex, to date Patlex has not incurred liability with regard to such counterclaims. Patlex may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

         In November 1994, REFAC Financial Corporation ("REFAC") instituted a civil action in the United States District Court, Eastern District of Pennsylvania, alleging that Patlex improperly calculated the royalties due REFAC. The manner in which the royalties due REFAC are calculated has been consistent for more than eight years. The Company believes that the royalties due REFAC have been properly calculated, and that REFAC's claim is both without merit and time-barred. On February 28, 1996, a special verdict adverse to the Company was returned. Post-trial motions were denied, and judgment in the total amount of $192,780.76 was entered on July 10, 1996. The Company has taken an appeal to the United States Court of Appeals for the Third Circuit and that appeal is expected to be decided in 1997.

         Patlex has accrued the amount of the REFAC judgment plus interest through December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

Name                           Age      Position with the Company
----                           ---      -------------------------
Frank Borman                   68       Chairman of the Board of Directors
Hank E. Asher                  45       President and Chief Executive Officer
Thomas L. Simpson              53       Chief Operating Officer
Timothy M. Leonard             38       Vice President, Finance, Treasurer and Chief Financial Officer
J. Henry Muetterties           43       Vice President, Secretary and General Counsel



         Mr. Borman has been Chairman of the Company since 1988. From August 1988 until August 1996, he served as Chief Executive Officer of the Company and as its President from February 1989 until August 1996. Mr. Borman served as a director of AutoFinance Group, Inc. ("AFG") from 1990 until September 27, 1995 and served as Chairman of AFG's Board of Directors from December 1992 until September 27, 1995. From 1969-86, he served in various capacities for Eastern Airlines, including President, Chief Executive Officer and Chairman of the Board of Directors. He served as Vice Chairman of the Board of Directors of Texas Air Corporation from 1986-1991. Mr. Borman served in the United States Air Force from 1950-1970. Mr. Borman currently serves as a member of the Board of Directors of The Home Depot, Inc., Outboard Marine Corporation, Thermo Instruments Systems, American Superconductor Corporation and is also a member of the Board of Trustees of the National Geographic Society.

         Mr. Asher was elected President and Chief Executive Officer of the Company on August 20, 1996. He has been the Chief Executive Officer and a director of DBT since he founded the company in 1992. Prior to founding DBT, Mr. Asher performed contract programming services for various computer companies.

         Mr. Simpson was elected to the Board of Directors and as Chief Operating Officer on February 18, 1997. Mr. Simpson had been Senior Vice President, Chief Operating Officer and Secretary of GMIS Inc., a developer of software for the health care payor market, from May 1995 until January 1997. Prior to that, Mr. Simpson held various financial management positions at Alco Standard Corporation ("Alco"), a distributor of paper and office products, from 1986 to 1995, including his most recent position as Chief Financial Officer at Unisource, Inc., a distributor of paper products, a public company which was spun-off from Alco.

         Mr. Leonard was elected Vice President, Finance, Treasurer and Chief Financial Officer of the Company on February 18, 1997. From June 1994 until January 1997, he served in various capacities for GMIS Inc., including Director of Finance from June 1994 through May 1995 and Vice President, Finance and Chief Financial Officer from May 1995 through January 1997. Mr. Leonard worked for Ernst & Young from 1981 through June 1994.

         Mr. Muetterties was elected Vice President, General Counsel and Secretary on August 20, 1996. Beginning in May 1989, he was the Vice President, General Counsel and Secretary of Patlex and was the Corporate Licensing Counsel for Patlex since March 1988.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Prior to September 28, 1995, there was no trading market for the Patlex Common Stock. From September 28, 1995 and until March 17, 1996, the Patlex Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "PTLX." The Patlex Common Stock began trading on the Nasdaq National Market on March 18, 1996 under the symbol "PTLX." The Company's Common Stock began trading on the Nasdaq National Market on August 20, 1996 under the symbol "DBTO."

         The following table sets forth the high and low closing prices of a share for the Company's and/or Patlex's Common Stock, for the indicated quarters of 1995 and 1996 and the interim period indicated, as reported on The Nasdaq Stock Market.

                                                              High         Low
                                                              ----         ---
         1995
         Third Quarter (beginning September 28, 1995)....     $ 4.25       $ 4.00
         Fourth Quarter  .................................     18.00         4.00

         1996
         First Quarter ...................................     47.50        13.25
         Second Quarter  .................................     55.50        30.25
         Third Quarter ...................................     48.00        35.75
         Fourth Quarter  .................................     42.50        22.50

         1997
         First Quarter (through March 21, 1997)  .........     45.75        29.75

         On December 7, 1995, the last full trading day prior to the announcement of the execution of a letter of intent with respect to a merger between Patlex and DBT, the closing price of Patlex Common Stock as reported on the Nasdaq Small-Cap Market was $5.25 per share. On August 19, 1996, the last full trading day prior to the completion of the merger between Patlex and DBT, the closing price of Patlex Common Stock as reported on the Nasdaq National Market was $39.00. The closing price of the Company's Common Stock on March 21, 1997, as reported by the Nasdaq National Market was $43.25.

         (b) Holders

         The number of record holders of the Company's Common Stock as of March 21, 1997 was 514. The Company believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

         (c) Dividends

         The Company has not paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data of the Company as of December 31, 1992 and for the period from February 18, 1992 to December 31, 1992 and as of and for the fiscal years ended December 31, 1993, 1994, 1995 and 1996 have been derived from the restated audited financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company, and notes thereto, included elsewhere in this Report.


                                       ---------------------------------------------------------------------
                                        Year Ended December 31,
                                       --------------------------------------------------------------------

                                                                -------------------

                                          1996(1)        1995           1994           1993           1992(2)
                                          ----           ----           ----           ----           ----
Revenues                             $ 16,321,300    $ 8,076,300    $ 2,751,100    $   477,429    $     1,798
Patent royalties                        2,382,000              0              0              0              0
                                      -----------    -----------    -----------    -----------    ------------
 Total revenues and royalties          18,703,300      8,076,300      2,751,100        477,429           1,798

Cost of revenues                        8,966,300      3,372,300        856,200        179,977          27,314
Selling and promotion                   1,930,400      1,025,700        287,100          7,882           1,814
Research and development                2,052,300      1,017,000        552,700        119,991          38,890
General and administrative              4,814,800      1,908,100        609,900        175,413          82,676
Loss on IRB transaction                         0      1,660,100              0              0               0
                                      -----------    -----------    -----------    -----------    ------------
 Total expenses                        17,793,800      8,983,200      2,305,900        483,263         150,694
                                      -----------    -----------    -----------    -----------    ------------
Income (loss) from operations             909,500       (906,900)       445,200         (5,834)       (148,896)
Interest (expense) income, net           (159,100)       (76,100)       (15,400)        82,851         162,844
                                      -----------    -----------    -----------    -----------    ------------
Income (loss) before income taxes         750,400       (983,000)       429,800         77,017          13,948
Provision for income taxes                231,000        208,700              0              0               0
                                      -----------    -----------    -----------    -----------    ------------
Net income (loss)                     $   519,400    $(1,191,700)   $   429,800    $    77,017    $     13,948
                                      ===========    ===========    ===========    ===========    ============
Net income (loss) per common share    $      0.08    $     (0.27)   $      0.11    $       .02    $        --
                                      ===========    ===========    ===========    ===========    ============
Weighted average shares outstanding     6,177,300      4,417,800      3,937,600      3,445,449       2,953,235
                                      ===========    ===========    ===========    ===========    ============

                                                                 As of December 31,
                                       ------------------------------------------------------------------------
                                        1996            1995           1994             1993             1992
                                        ----            ----           ----             ----             ----
 BALANCE SHEET DATA:
 Working capital (Deficit)          $ 4,117,800        $ 508,500         $(4,373)       $(36,129)        $(18,955)
 Total assets                        29,556,000        6,557,200       1,524,450         260,804           45,769
 Total debt                           2,981,300        2,641,600         684,726          11,000                0
 Stockholders' equity                18,230,500        2,598,400         552,305         138,483           14,948

-----------------------
(1) The 1996 Statement of Operations includes the results of Patlex from August 20, 1996 through December 31, 1996.
(2)      For the period from February 18, 1992 through December 31, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this Report. This Report contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Report.

OVERVIEW OF THE COMPANY AND 1996 REORGANIZATION

         The Company is a holding company with two wholly-owned operating subsidiaries, Database Technologies, Inc. and Patlex Corporation, which are respectively engaged in the provision of on-line integrated database services and the patent exploitation and enforcement business. The Company was reorganized into its current structure on August 20, 1996.

         On August 20, 1996, the shareholders of Patlex approved a Plan of Reorganization pursuant to which the Company was reorganized into a holding company and Patlex became a wholly-owned subsidiary of the Company. Also on August 20, 1996, another wholly-owned subsidiary of the Company merged with and into DBT and DBT became a wholly-owned subsidiary of the Company (the "Merger"). The Company is the successor registrant to Patlex.

         For accounting purposes the Merger was treated as a purchase business acquisition of Patlex by DBT (a reverse acquisition) and a recapitalization of DBT. Assets and liabilities of Patlex acquired in the Merger were recorded at their fair values as of August 20, 1996.

DBT

         DBT's revenues are principally derived from the billing of on-line charges based upon per minute connection fees and from the billing of individual report fees. DBT does not currently charge an installation or fixed monthly fee to its customers. Users access the database by calling a toll free number by modem from their computers. The per minute connection fee currently ranges from $0.50 per minute to $1.50 per minute depending on the product. On-line charges are recorded as revenues by DBT as incurred. Customers are billed monthly.

         Cost of revenues currently represents the largest portion of DBT's total costs and expenses. Cost of revenues includes the costs associated with the acquisition of data, depreciation on computer equipment, communication costs, salaries and other costs related to the maintenance of the system. The Company's data acquisition costs are generally fixed and consequently are not directly correlated with DBT's revenues. Substantially all data acquisition costs are expensed as incurred.

         Selling and promotion expenses include all expenses incurred by DBT's marketing and sales staff and customer and technical support personnel, advertising costs, and expenses relating to DBT's participation at industry trade shows and conventions.

         Research and development expenses include all expenses incurred by DBT's computer programming personnel related to improvements in DBT's computer system and the development of new products. Research and development costs are charged to expense when incurred.

         General and administrative expenses include all expenses incurred by DBT relating to administrative and executive salaries, accounting, insurance and other general expenses of DBT.

PATLEX

         Patlex's revenues consist of royalties and income based upon the exploitation and enforcement of its existing patents. Patlex's cost of revenues consists of the amortization of the patent assets. General and administrative expenses include all administrative expenses, executive salaries, other personnel costs and other general expenses. Patlex does not have any selling and promotion expenses or research and development expenses.


RESULTS OF OPERATIONS

         Results of operations of Patlex from August 20, 1996 through December 31, 1996 are included in the Company's consolidated results of operations for the year ended December 31, 1996.

REVENUES

         The Company's revenues increased 132% to $18,703,300 in 1996 from $8,076,300 in 1995. DBT contributed $16,321,300 to the Company's revenues and Patlex contributed $2,382,000 to the Company's revenues. The Company's revenues increased 194% in 1995 up from $2,751,100 in 1994.

         The increase in DBT's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. During 1996, DBT's active customers (defined as customers accessing the system in a given month) increased 113% to 6,600 as of December 31, 1996 from 3,100 as of December 31, 1995. During 1995 DBT's active customers increased 210% to 3,100 active customers from 1000 active customers as of December 31, 1994.

         During the year ended December 31, 1996, total system usage was 11.5 million minutes, up from 5.8 million minutes in 1995 and 1.8 million minutes in 1994, an increase of 98% and 222%, respectively. Revenues from on-line charges in 1996 were $15,397,400, compared to $7,259,310 in 1995, and $2,233,644 in
1994, an increase of 112% in 1996 and 225% in 1995. In 1996, DBT's average revenue per active customer was approximately $3,000. By comparison in 1995 and 1994, DBT's average revenue per average active customer was $3,500 and $3,250, respectively.

COST OF REVENUES

         The Company's cost of revenues increased 167% to $8,996,300 in 1996 from $3,372,300 in 1995. As a percentage of total revenues, cost of revenues increased to 48% from 42% in 1995. In 1996 Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $622,300. In addition to the consolidation of Patlex, the increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         DBT's cost of revenues increased 294% to $3,372,300 in 1995 from $856,200 in 1994 and increased to 42% as a percentage of total revenues from 31% in 1994. The increase was due primarily to increases in both purchased data costs and depreciation expense.

SELLING AND PROMOTION EXPENSES

         DBT's selling and promotion expenses increased 88% to $1,930,400 in 1996 from $1,025,700 in 1995. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion decreased to 10.3% in 1996 from 12.7% in 1995.

         DBT's selling and promotion expenses increased 257% to $1,025,700 in 1995 from $287,100 in 1994. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion increased to 12.7% in 1995 from 10.4% in 1994.

RESEARCH AND DEVELOPMENT EXPENSES

         DBT's research and development expenses increased 102% and 84% in 1996 and 1995, respectively, to $2,052,300 in 1996 from $1,017,000 in 1995 and
$552,700 in 1994. These increases were caused by increases in payroll and related expenses. As a percentage of DBT's total revenues, research and development expenses were consistent in 1996 and 1995, at 12.6% for both years, a decrease from 20.1% in 1994.

GENERAL AND ADMINISTRATIVE EXPENSES

         DBT's general and administrative expenses increased 98% in 1996 and 213% in 1995 to $3,769,600 in 1996 from $1,908,100 in 1995 and $609,900 in 1994.
The increases were due to increases in payroll and related expenses. As a percentage of DBT's total revenues, general and administrative expenses remained relatively consistent at 23.1%, 23.6% and 22.2% in 1996, 1995 and 1994, respectively. Patlex's general and administrative expenses, which consisted principally of salaries, were $419,000 for the period from August 20, 1996 through December 31, 1996. The Company's corporate expenses, which consisted principally of corporate insurance, public company related expenses and legal fees, were $626,200.

INTEREST EXPENSE

         Net interest expense was $159,100 in 1996 compared to $76,100 and $15,400 in 1995 and 1994, respectively. The increases resulted primarily from increases in the Company's average outstanding debt during each of 1996 and 1995 which was used to finance the Company's growth.

INCOME TAXES

         The Company's effective income tax rate was 32% in 1996. The rate was positively affected by a research tax credit enacted in July 1996 offset slightly by certain non-deductible Merger expenses. The 1995 income tax expense reflected the decision by the Company to revoke its S Corporation election and to begin paying taxes on its earnings. As a consequence of this election, the Company established a deferred tax liability of $155,200. There was no income tax expense in 1994 due to the Company's S Corporation status.

LOSS ON IRB TRANSACTION

         The Company's consolidated statements of operations reflects, in 1995, an expense of $1,660,100 corresponding to the costs incurred by DBT in a transaction with International Research Bureau, Inc. ("IRB"). Effective July 1, 1995, DBT purchased for cash and stock all of the outstanding shares of IRB's common stock. Subsequent to the acquisition, management of DBT re-evaluated the future potential of IRB's core document retrieval business and concluded that IRB's assets, other than its on-line customer list, had no future value to DBT. Factors which led DBT's management to this evaluation included the conclusions that DBT's technology was superior to IRB's, and that IRB's data was duplicative of data which DBT already possessed. On December 13, 1995, IRB's shares were transferred back to the original owners of IRB in exchange for DBT common stock. Because DBT's ownership of IRB was temporary, DBT accounted for its investment in IRB using the equity method.

         As a result of these transactions, DBT acquired IRB's customer list for its on-line business and was granted a covenant not to compete. Management's estimate of the fair value of the acquired assets, totaling $198,600, was recorded on DBT's balance sheet. The costs associated with this transaction included a cash payment of $1,000,000 and the issuance of DBT common stock valued at $485,700 (after accounting for the returned shares). The Company's expense of $1,660,100 was calculated after writing down the Company's investment in IRB and other costs totaling $373,000.

NET INCOME

         In 1996 the Company had net income of $519,400 compared to a loss of $1,191,700 in 1995 and income of $429,800 in 1994. Results for 1995 were adversely impacted by a loss of $1,660,100 relating to the Company's acquisition and disposition of IRB in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $1,476,200 and $1,506,900 in 1996 and 1995, respectively. The Company's capital expenditures of $5,300,700 and $3,115,600 in 1996 and 1995, respectively, were primarily attributable to the acquisition of computer equipment for DBT. The Company had working capital at December 31, 1996 of $4,117,800 (including cash and cash equivalents of $6,965,600) compared to $508,500 (including cash and cash equivalents of $1,642,700) in 1995. The increase in 1996 was due to both the Company's growth and the acquisition of Patlex on August 20, 1996. The Company had total debt outstanding of $2,981,300 as of December 31, 1996, which has been fully repaid subsequent to year end.

         The Company expects to fund future working capital requirements from its existing cash balances and cash generated from operations. If necessary, other sources of capital available to the Company may include access to the capital markets, additional bank borrowings and lines of credit.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DBT ONLINE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

Report of Deloitte & Touche LLP, Independent Auditors.............................................18

Report of Ahearn, Jasco + Company, P.A., Independent Auditors.....................................19

Consolidated Balance Sheets at December 31, 1996 and 1995.........................................20

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994........21

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1996, 1995 and 1994..................................................................22

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994..................................................................23

Notes to Consolidated Financial Statements........................................................24



                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DBT Online, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants


Fort Lauderdale, Florida
March 26, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Database Technologies, Inc.:

We have audited the statements of operations, changes in stockholders' equity, and cash flows of Database Technologies, Inc. (the "Company") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.






AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
January 20, 1995

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               At December 31,
ASSETS                                                                       1996           1995
                                                                             ----           ----
CURRENT ASSETS:
         Cash and cash equivalents                                      $  6,965,600    $ 1,642,700
         Accounts receivable, less allowance: 1996 - $250,000;
             1995 - $17,500                                                2,397,600        839,400
         Due from principal shareholder                                           --        200,000
         Prepaid expenses and other current assets                           375,100        253,900
                                                                        ------------    -----------

                      Total current assets                                 9,738,300      2,936,000

Property and equipment, net                                                6,064,300      3,128,700

Patents, less amortization: 1996 - $622,300                               13,220,500             --
Other assets                                                                 532,900        492,500
                                                                        ------------    -----------

TOTAL ASSETS                                                            $ 29,556,000    $ 6,557,200
                                                                        ============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued liabilities                       $  1,653,200    $   968,500
         Current portion of long-term debt                                 1,415,500      1,010,300
         Bank line-of-credit                                                 200,000        100,000
         Due to other patent interest holders                              1,411,300             --
         Income taxes payable                                                618,200             --
         Customer deposits                                                   322,300        207,300
         Deferred income taxes                                                    --        141,400
                                                                        ------------    -----------
                      Total current liabilities                            5,620,500      2,427,500
                                                                        ------------    -----------


LONG-TERM DEBT, less current portion                                       1,365,800      1,531,300
DEFERRED INCOME TAXES                                                      4,339,200             --

STOCKHOLDERS' EQUITY:
         Preferred stock, $.10 par value. 5,000,000 shares authorized; no shares issued or outstanding

         Common stock, 40,000,000 shares authorized; 7,723,806 shares
         $.10 par value and 5,127,624 shares $.001 par value issued
         and outstanding at December 31, 1996 and 1995, respectively.        772,400          5,100
         Additional paid-in capital                                       18,212,700      3,867,300
         Accumulated deficit                                                (754,600)    (1,274,000)
                                                                        ------------    -----------

                      Total Stockholders' equity                          18,230,500      2,598,400
                                                                        ------------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 29,556,000    $ 6,557,200
                                                                        ============    ===========


                See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                               1996           1995           1994
                                               ----           ----           ----
Revenues                                  $ 16,321,300    $ 8,076,300    $ 2,751,100
Patent royalties                             2,382,000             --             --
                                          ------------    -----------    -----------

         Total revenues and royalties       18,703,300      8,076,300      2,751,100
                                          ------------    -----------    -----------

Cost of revenues                             8,996,300      3,372,300        856,200
Selling and promotion                        1,930,400      1,025,700        287,100
Research and development                     2,052,300      1,017,000        552,700
General and administrative                   4,814,800      1,908,100        609,900
Loss on IRB transaction                             --      1,660,100             --
                                          ------------    -----------    -----------

         Total expenses                     17,793,800      8,983,200      2,305,900
                                          ------------    -----------    -----------

Income (loss) from operations                  909,500       (906,900)       445,200

Interest expense, net                         (159,100)       (76,100)       (15,400)
                                          ------------    -----------    -----------

Income (loss) before income taxes              750,400       (983,000)       429,800

Provision for income taxes                     231,000        208,700             --
                                          ------------    -----------    -----------

Net income (loss)                         $    519,400    $(1,191,700)   $   429,800
                                          ============    ===========    ===========

Net income (loss) per common share        $       0.08    $     (0.27)   $      0.11
                                          ============    ===========    ===========

Weighted average shares outstanding          6,177,300      4,417,800      3,937,600
                                          ============    ===========    ===========

Pro Forma:
     Provision for income taxes                           $   247,600    $   122,300
                                                          ===========    ===========

     Net income (loss)                                    $(1,230,600)   $   307,500
                                                          ===========    ===========

     Net income (loss) per common share                   $     (0.28)   $      0.08
                                                          ===========    ===========

                See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Common Stock
                                             ---------------------  Additional      Retained
                                             Number of                Paid-In       Earnings
                                             of Shares   Par Value    Capital      (Deficit)         Total
                                             ---------   ---------  ----------    ------------    ------------
BALANCE at January 1, 1994                   3,937,645   $  3,900   $    78,600   $     56,000    $    138,500

  S Corporation distributions                       --         --            --        (16,000)        (16,000)

  Net income                                        --         --            --        429,800         429,800
                                            ----------   --------   -----------   ------------    ------------


BALANCE at December 31, 1994                 3,937,645      3,900        78,600        469,800         552,300

  S Corporation distributions                       --         --            --       (117,400)       (117,400)

  Record distribution payable and other
   adjustments upon S Corporation
   termination                                     --         --       230,700        (434,700)       (204,000)

  Stock issued for acquisition of
    assets, net                               192,551        200       485,500             --          485,700

  Issuance of common stock for cash           997,428      1,000     3,072,500             --        3,073,500

  Net loss                                          --         --            --     (1,191,700)     (1,191,700)
                                            ----------   --------   -----------   ------------    ------------

BALANCE at December 31, 1995                 5,127,624      5,100     3,867,300     (1,274,000)      2,598,400

  Adjustment for change in par value                      507,700      (507,700)

  Stock issued for acquisition               2,565,851    256,600    14,491,700                     14,748,300

  Exercise of stock options                     30,331      3,000       140,000                        143,000

  Stock options issued for services,
   net of income taxes                              --         --       221,400             --         221,400

  Net income                                        --         --            --        519,400         519,400
                                            ----------   --------   -----------   ------------    ------------

BALANCE at December 31, 1996                 7,723,806   $772,400   $18,212,700   $   (754,600)   $ 18,230,500
                                            ==========   ========   ===========   ============    ============


                See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                 1996          1995           1994
                                                                 ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   519,400    $(1,191,700)   $   429,800
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Depreciation and amortization                        3,016,500        941,900        244,800
         Deferred taxes                                        (536,000)       141,400             --
         Stock options issued for services                      355,000             --             --
         Loss on IRB transaction                                     --      1,660,100             --
  Changes in operating assets and liabilities
   (net of effect of acquisition in 1996):
         Accounts receivable and other receivables             (922,000)      (789,300)      (240,100)
         Prepaid insurance and expenses                         (69,600)      (143,900)       (32,700)
         Accounts payable and accrued liabilities              (126,700)       752,900        189,500
         Due to other patent interest holders                   120,800             --             --
         Income taxes payable                                  (996,200)            --             --
         Customer deposits                                      115,000        135,500         61,500
                                                            -----------    -----------    -----------
                Net cash provided by operating activities     1,476,200      1,506,900        652,800

CASH FLOWS FROM INVESTING ACTIVITIES:
       Property and equipment purchased                      (5,300,700)    (3,115,600)      (961,200)
       IRB transaction                                               --     (1,373,000)            --
       Cash acquired in acquisition                           8,505,100             --             --
       Increase in deposits, and other                          (40,400)      (240,900)      (116,000)
                                                            -----------    -----------    -----------
                Net cash used in investing activities         3,164,000     (4,729,500)    (1,077,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                                          --      3,073,500            100
       Net change in bank line-of-credit                        100,000        100,000             --
       Exercise of stock options                                143,000             --             --
       Proceeds from long-term debt borrowings                1,500,000      2,364,000        775,000
       Repayments on long-term debt                          (1,260,300)      (507,100)      (101,300)
       Repayment of note payable, shareholder and other         200,000             --        (77,400)
       S Corporation distributions                                   --       (321,400)       (16,000)
                                                            -----------    -----------    -----------
                Net cash provided by financing activities       682,700      4,709,000        580,400
                                                            -----------    -----------    -----------



NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,322,900      1,486,400        156,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,642,700        156,300            300
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 6,965,600    $ 1,642,700    $   156,300
                                                            ===========    ===========    ===========

                See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DBT Online, Inc. (the "Company"), through its Database Technologies, Inc. ("DBT") subsidiary is engaged principally in the electronic information retrieval industry which provides on-line, real-time access to public records. The Company, through its Patlex Corporation ("Patlex") subsidiary, is involved in the patent enforcement and exploitation business whereby the Company collects royalty fees from a group of laser patents. The Company is a holding company created in connection with a merger consummated on August 20, 1996 that was treated as a purchase by DBT of Patlex (a reverse acquisition) and a recapitalization of DBT.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

         USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the assets. Useful lives range from five to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

         PATENTS - The patent costs are amortized on a straight-line basis over the remaining lives of the patents.

         REVENUE RECOGNITION - The Company recognizes revenue at the time of customer access. Accounts receivable are primarily with law enforcement agencies, insurance companies, and similar users of public records. Patent royalties are recognized pursuant to license agreements that require the licensees to periodically report activity to the Company. The Company's customers are numerous and spread over a wide geographic area. As such, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

         RESEARCH AND DEVELOPMENT COSTS - Costs for research and development activities are expensed as incurred and aggregated $2,052,300, $1,017,000 and $552,700 for years ended December 31, 1996, 1995 and
         1994, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value due to its stated interest rate approximating a market rate.

         NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is determined by dividing net income by the weighted average shares outstanding. The weighted average shares outstanding include the effect of stock options, if dilutive.

         RECLASSIFICATIONS - Certain 1994 and 1995 amounts were reclassified to conform with the 1996 presentation.

         NEW ACCOUNTING PRONOUNCEMENTS - The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in 1996. The effects of adopting SFAS No. 121 were not material in relation to the Company's financial statements.

         In accordance with SFAS No. 121, management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions.

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, in 1996 (See Note 11).

2.       ACQUISITION

         On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with Database Technologies, Inc. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex own approximately 33.2% of the Company and the former owners of Database Technologies, Inc. own 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, the transaction is treated as a purchase of Patlex with DBT as the accounting acquirer.

         The purchase price was determined based on the 2,947,714 shares of Company common stock and stock options issued (based on the number of shares of Patlex common stock and options to purchase Patlex common stock outstanding immediately prior to the merger, as prescribed by the merger agreement) which were valued at $14,060,000 together with transaction costs of $689,000 and has been allocated to Patlex's assets and liabilities based upon their estimated fair values at August 20, 1996. A summary of such allocation follows:

            Current Assets, including cash of $8,505,100       $ 8,966,000
            Investment in Patents                               13,844,000
            Other Assets                                            27,000
            Current Liabilities                                 (3,715,000)
            Other Liabilities                                   (4,373,000)
                                                               -----------

                 Total purchase price                          $14,749,000
                                                               ===========

         As a consequence of this transaction, the consolidated financial statements include the results of operations for Patlex for the period from August 20, 1996, forward.

         If the merger and reorganization had been completed on January 1, 1995, pro forma results for the years ended December 31, 1996 and 1995 would be as follows (the pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the merger and reorganization been completed as of January 1, 1995):

                                                                Pro forma (Unaudited)
                                                                Year Ended December 31,
                                                               1996                1995
                                                               ----                ----
                  Revenue                                   $24,017,300         $15,094,300
                  Net Income                                $ 2,688,200         $   801,300
                  Net Income Per Common Share               $      0.34         $      0.11


3.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                                                          At December 31,
                                                                  1996                     1995
                                                                  ----                     ----
                  Computer equipment                          $9,041,800               $3,999,500
                  Office furniture and equipment                 442,500                  232,000
                  Leasehold improvement                          169,500                   76,200
                                                              ----------               ----------

                  Total cost                                   9,653,800                4,307,700

                  Less: Accumulated depreciation              (3,589,500)              (1,179,000)
                                                              ----------               ----------

                  Property and equipment, net                 $6,064,300               $3,128,700
                                                              ==========               ==========

         Depreciation expense was $2,394,200, $885,200 and $236,200 for the years ended December 31, 1996, 1995 and 1994, respectively.


4.       PATENTS

         Patlex owns a 64% income interest in laser patent revenue relating to certain patents relating to laser technology. The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Brewster Angle Window Patent (U.S. Patent No. 4,746,201), which involves the use of an optical system including optical elements to polarize light. The Gas Discharge Laser Patent expires in November 2004 and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex loses its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease.


5.       LINE-OF-CREDIT AND DEBT

         The Company has a $600,000 revolving line-of-credit with a commercial bank, bearing interest at a rate of 1% over prime (8.25% and 9.50% at December 31, 1996 and 1995, respectively) and expiring March 31, 1997. The line-of-credit is secured by substantially all assets of DBT and is personally guaranteed by the principal shareholder of the Company. Outstanding borrowings on the line-of-credit were $200,000 and $100,000 at

         December 31, 1996 and 1995, respectively.

         Debt consists of the following:

                                                                                       At December 31,
                                                                                     1996          1995
                                                                                     ----          ----
                  Note payable to a commercial bank with monthly
                    principal installments of $7,680 plus interest at 7.65% at
                    December 31, 1996. The note matures in November 1997.        $   84,400   $  176,600


                  Note payable to a commercial bank with monthly
                    principal installments of $6,944 plus interest at 7.65% at
                    December 31, 1996. The note matures in November 1997.            76,400      159,700

                  Note payable to a commercial bank with monthly
                    principal installments of $27,778 plus interest at 7.74%
                    at December 31, 1996. The note matures in July 1998.            527,800      861,100


                  Note payable to a commercial bank with monthly
                    principal installments of $41,667 plus interest at 7.95%
                    at December 31, 1996. The note matures in June 1999.          1,250,000            0

                  Note payable to a commercial bank with monthly
                    principal installments of $35,111 plus interest at
                    7.85% at December 31, 1996. The note matures in
                    December 1998.                                                  842,700    1,264,000

                  Note payable to a consortium of individuals, which is non-
                    interest bearing. The note was paid off in 1996.                      0       80,200
                                                                                 ----------   ----------


                  Total debt                                                      2,781,300    2,541,600

                  Less: current portion                                           1,415,500    1,010,300
                                                                                 ----------   ----------

                  Long-term portion                                              $1,365,800   $1,531,300
                                                                                 ==========   ==========


         All debt with the commercial bank was personally guaranteed by the principal shareholder of the Company and secured by substantially all assets of the Company. In addition, the Company must maintain certain financial ratios and comply with specified covenants.

         Subsequent to December 31, 1996, the Company paid off its line-of-credit and all of its long-term debt. In addition, the line-of-credit is no longer guaranteed by the principal shareholder of the Company.

6.       STOCKHOLDERS' EQUITY

         In connection with the acquisition of Patlex, the Company issued to the former DBT shareholders 2.95 shares of its common stock for each DBT common share. This exchange was accounted for as a stock split and, accordingly, all share information presented in the accompanying financial statements has been restated. In addition, the par value of the Company's common stock issued in connection with the merger and reorganization was increased to $0.10 from the $.001 par value of DBT's common stock.


7.       INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                         Year ended December 31,
                                                            1996         1995
                  Current:
                       Federal                           $ 667,000    $  61,000

                       State                               100,000        6,300
                                                         ---------    ---------
                                                           767,000       67,300

                  Deferred:
                       Federal                            (492,700)      (9,300)

                       State                               (43,300)      (4,500)
                  Deferred tax liability established
                       July 1, 1995                                     155,200
                                                         ---------    ---------
                                                          (536,000)     141,400
                                                         ---------    ---------

                  Provision for income taxes             $ 231,000    $ 208,700
                                                         =========    =========

         Included in the 1995 provision is $155,200 in deferred income taxes established resulting from the termination of the S Corporation election. There was no provision for income tax in 1994 due to the Company's S Corporation status.

         Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and the liabilities for financial reporting purposes and the amounts used for income tax purposes. Annual changes in these temporary differences constitute the principal reconciling items between pretax accounting income and taxable income. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                  Deferred tax liabilities:                                1996                  1995
                                                                           ----                  ----
                        Patents                                         $4,503,400
                        Cash basis accounting                              102,400             $157,900
                        Purchased data                                     102,400              108,300
                                                                        ----------             --------
                                                                         4,708,200              266,200

                  Deferred tax assets:
                        Depreciation                                       171,500              124,800
                        Research and development tax credits               110,000
                        IRB loss carryforward                              196,000

                        Reserves and other                                  87,500
                                                                        ----------             --------
                                                                           565,000              124,800
                        Valuation allowance                               (196,000)
                                                                        ----------             --------
                  Net deferred income tax liability                     $4,339,200             $141,400
                                                                        ==========             ========

         DBT has a capital loss carryover of approximately $700,000 for tax purposes, which expires in 2000. This loss results from the IRB transaction. The related deferred tax asset has been completely offset by a valuation allowance, as it is more likely than not that this asset will not be realized prior to its expiration.

         The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                             Year Ended December 31,
                                                                 1996      1995
                                                                 ----      ----
                  Federal statutory rate                          34%      (34)%

                  Non deductible merger expenses                   7        --
                  Loss on IRB transaction                         --        61
                  Research and development tax credit            (15)       --
                  Income taxed as an S corporation
                           through July 1, 1995                   --       (21)
                  Effect of change in tax status from
                           S corporation                          --        17

                  State income taxes, net of federal
                           income tax benefit                      6        (2)
                                                                 ---       ---
                                                                  32%       21 %
                                                                 ===       ===

         The Company paid income taxes of $1,809,202 and $16,500 in 1996 and 1995, respectively. No income taxes were paid in 1994.


8.       DUE FROM PRINCIPAL SHAREHOLDER

         During 1995, the Company lent $200,000 to its principal shareholder. The loan was unsecured, bearing interest at prime and was repaid in 1996.


9.       IRB TRANSACTION

         Effective July 1, 1995, the Company purchased for cash and stock all of the outstanding shares of common stock of International Research Bureau, Inc. ("IRB"). Subsequent to the acquisition, the Company reevaluated the future potential of IRB's core document retrieval business and concluded that IRB's assets, other than its on-line customer list, had no future value. Factors which led the Company's management to this evaluation included the conclusions that the Company's technology was superior to IRB's and that IRB's data was duplicative of data which the Company already possessed. On December 13, 1995, IRB's shares were transferred back to the original owners of IRB in exchange for DBT common stock. Because the Company's ownership of IRB was temporary, DBT has accounted for its investment in IRB using the equity method.

         As a result of these transactions, the Company acquired IRB's customer list for its on-line business and a covenant not to compete. The assets of the Company given up included cash of $1,000,000; common stock valued at $485,700 (after accounting for the returned shares); and investments in the operations of IRB and other costs totaling $373,000. Management's estimate of the fair value of the acquired assets, totaling $198,600, was recorded on DBT's balance sheet, and the remainder of the costs incurred were charged to operations.


10.      COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company may be involved in litigation from time to time in the ordinary course of its business. DBT is not currently involved in any litigation, or to its knowledge, is any material litigation currently threatened.

         Due to the nature of Patlex's business, and especially its involvement in the enforcement of patent rights, Patlex is from time to time involved in litigation with alleged infringers of the Laser Patents. Patlex regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, Patlex has in the past been required to prosecute appeals to the United States District Court from Patent and Trademark Office rulings adverse to Patlex's interest. No such appeals are pending at this time and Patlex does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against Patlex, to date Patlex has not incurred liability with regard to such counterclaims. Patlex may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

         In November 1994, REFAC Financial Corporation ("REFAC") instituted a civil action in the United States District Court, Eastern District of Pennsylvania, alleging that Patlex improperly calculated the royalties due REFAC. The manner in which the royalties due REFAC are calculated has been consistent for more than eight years. Patlex believes that the royalties due REFAC have been properly calculated, and that REFAC's claim is both without merit and time-barred. On February 28, 1996, a special verdict adverse to Patlex was returned. Post-trial motions were denied, and judgment in the total amount of $192,780.76 was entered on July 10, 1996. The Company has taken an appeal to the United States Court of Appeals for the Third Circuit and that appeal is expected to be decided in 1997.

         Patlex has accrued the amount of the REFAC judgment plus interest through December 31, 1996.

         Royalty Agreement

         On February 7, 1994, a debt and royalty agreement was entered into with a consortium of seven individuals. During 1995, one of these seven became a shareholder and director of DBT. The agreement provided the financing necessary for DBT to enter the Texas market with its database services. The agreement provided for a loan to DBT in February 1994 of $200,000 which was repaid in 1995 and a royalty agreement to share in the revenues of the Texas expansion up to $800,000, computed as 10% of specified revenues from Texas operations. Through December 31, 1996, the Company had paid $59,900 relating to such royalties.

         Employment Agreements

         In March 1991, Patlex entered into an employment agreement with its chairman, Mr. Borman, effective January 1, 1991. The agreement provides for minimum annual compensation of $145,000 and provides for an initial three-year employment period which is automatically extended for an additional year on its anniversary date unless the Company notifies him it does not wish to extend the term of the agreement.

         Patlex has entered into employment agreements with its chief financial officer, controller and vice-president/general counsel which have been extended through December 31, 1999 and provided for a base compensation in 1996 of $100,000, $114,000, and $84,000, respectively, plus bonuses and other incentive compensation.

         Leases

         The Company leases all of its office space under agreements expiring on various dates through 2001. Certain of these leases contain three-year renewal options.

         Future minimum payments under operating leases that have non-cancelable terms in excess of one year are as follows:

         Years ending December 31,
                  1997                                         $305,700

                  1998                                          210,900

                  1999                                           63,700

                  2000                                           52,800

                  2001                                           26,400
                                                               --------

                       Total                                   $659,500
                                                               ========


         Rent expense was $327,700, $284,700 and $62,500, respectively, for the years ended December 31, 1996, 1995, and 1994.


11.      STOCK OPTIONS

         The Company has incentive and non-qualified stock option plans for directors and key employees and has 900,000 shares of Common Stock reserved for issuance under these plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors and have a term of ten years.

         Option activity is summarized as follows:

                                                                     Weighted Average
                                                            Number    Exercise Price
                                                           of Shares     per Share
           ==========================================================================
                  Acquired in connection with the
                  acquisition and reorganization            350,000       $ 4.75
                  Granted                                   516,000        40.00
                  Exercised                                 (30,000)        4.75
                  Canceled                                  (11,000)       40.00
           ==========================================================================
               Outstanding at December 31, 1996             320,000       $ 4.75
                                                            505,000        40.00
               Exercisable at December 31, 1996             320,000       $ 4.75
                                                             45,000        40.00



         The options with a $4.75 exercise price have a remaining contractual life of 8.8 years and those with a $40 exercise price have a remaining contractual life of 9.6 years.

         In addition, there are 31,978 options outstanding (all exercisable) for which no consideration will accrue to the Company. Of those outstanding, 332 options were exercised in 1996.

         The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees. The Company's employee stock options are issued with exercise prices which equal the market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized.

         SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: a risk-free interest rate of 6.5%, no dividend yield, a volatility factor of the expected market price of the Company's common stock of 47% and a weighted-average expected life of the option of 6 years. The fair value per option is approximately $20 at December 31, 1996.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net income and net income per share would have been reduced to the following pro forma amounts for the year ended December 31, 1996, as follows:



                  Net income:
                     As reported                              $519,400
                     Pro forma                                $179,400


                  Net income per share:
                     As reported                              $    .08
                     Pro forma                                $    .03

         The above pro forma amounts reflect only the effect of stock options granted subsequent to January 1, 1996. Accordingly, the pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

12.      BUSINESS SEGMENTS

         With the acquisition of Patlex in August 1996, the Company operates in two major segments: electronic information retrieval industry and the patent enforcement and exploitation business. Information concerning the segments in which the Company operates is shown in the table below. Operating profit is derived as total revenues less operating expenses; interest expense and general corporate expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents.

                                                                                    1996
                                                                                    ----
                  Revenues:
                      DBT                                                       $ 16,321,300
                      Patlex                                                       2,382,000
                                                                                ------------
                          Consolidated revenues                                 $ 18,703,300
                                                                                ============

                  Operating profit:
                      DBT                                                       $    194,700
                      Patlex                                                       1,341,000
                                                                                ------------
                          Segment operating profit                                 1,535,700
                  Interest expense                                                  (159,100)
                  General corporate expense                                         (626,200)
                                                                                ------------
                      Consolidated income before income taxes                   $    750,400
                                                                                ============
                  Identifiable assets:
                      DBT                                                       $  9,000,900
                      Patlex                                                      20,292,500
                                                                                ------------
                          Total identifiable assets                               29,293,400
                      General corporate assets                                       262,600
                                                                                ------------
                          Consolidated assets                                   $ 29,556,000
                                                                                ============

                  Capital expenditures:
                      DBT                                                       $  5,277,400
                      Patlex                                                          23,300
                                                                                ------------
                          Consolidated capital expenditures                     $  5,300,700
                                                                                ============

                  Depreciation and amortization of identifiable assets:
                      DBT                                                       $  2,388,200
                      Patlex                                                         628,300
                                                                                ------------
                          Consolidated depreciation and amortization of
                          identifiable assets                                   $  3,016,500
                                                                                ============

13.      PRO FORMA INCOME TAXES AND EARNINGS (Unaudited)

         As discussed in Note 7, having elected status as an S corporation, the shareholders of DBT paid the federal income tax on DBT's earnings through June 30, 1995. Additionally, DBT was exempt from Florida state income tax on its earnings during that period, as Florida does not separately tax S corporations. As a result, no income tax expense was provided in the historical financial statements for taxable income attributable to DBT through June 30, 1995; however, as disclosed in the Consolidated Statement of Changes in Stockholders' Equity, S corporation distributions were made to the shareholders to assist them in making the corporate tax payments.

         The pro forma amounts presented on the accompanying consolidated statements of operations reflect the amount of income taxes, the resulting income after taxes, and earning per share as if DBT had not made the election to be taxed as an S corporation. The pro forma computation of taxes for 1995 excludes the loss of the IRB transaction as the deferred tax asset arising from this loss has been fully allowanced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable

                                    PART III

ITEMS 10, 11, 12 AND 13.


         The information required under these items is contained in the Company's 1997 Proxy Statement, that will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS A PART OF THIS REPORT:

                  1.       Financial Statements

                  The financial statements required by this item are included and listed in the accompanying Index to Consolidated Financial Statements in Part II, Item 8 of this Report.

                  2.       Financial Statement Schedules



                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                   Page
                                                                                   ----
Report of Deloitte & Touche LLP, Independent Auditors...............................37

Report of Ahearn, Jasco + Company, P.A., Independent Auditors.......................38

SCHEDULE II - Valuation and Qualifying Accounts.....................................39

Schedules I, III and IV are not required to be filed.



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:


We have audited the consolidated financial statements of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1996 and 1995, and for the years then ended, and have issued our report thereon dated March 26, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Certified Public Accountants


Fort Lauderdale, Florida
March 26, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the financial statements of DBT Online, Inc. (the "Company") as of and for the year ended December 31, 1994, and have issued our report thereon dated January 20, 1995. Our report on the statements of operations, changes in stockholders equity, and cash flows for the year ended December 31, 1994 is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
January 20, 1995

DBT ONLINE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



DESCRIPTION
-----------                                                CHARGED TO                 WRITE-OFFS
                                               BEGINNING   STATEMENT OF    OTHER       AND OTHER   ENDING
                                                BALANCE    OPERATIONS    INCREASES(1) ADJUSTMENTS  BALANCE
                                                -------    ----------   ------------- ------------ -------
Year ended December 31, 1994:
          Allowances for
          uncollectible accounts .........     $  3,000     $ 11,000     $      0     $  6,000     $  8,000
                                               ========     ========     ========     ========     ========
Year ended December 31, 1995:
          Allowances for
          uncollectible accounts .........     $  8,000     $ 31,100     $      0     $ 21,600     $ 17,500
                                               ========     ========     ========     ========     ========
Year ended December 31, 1996:
          Allowances for
          uncollectible accounts .........     $ 17,500     $ 49,900     $200,000     $ 17,400     $250,000
                                               ========     ========     ========     ========     ========


----------

(1) Represents the allowance established in connection with the acquisition of Patlex.

                  3.       Exhibits:

                  The following is a list of all exhibits filed as a part of this Report:

                                    EXHIBITS

EXHIBIT  DESCRIPTION OF DOCUMENT

3(i)**            Amended and Restated Articles of Incorporation
3(ii)**           Amended and Restated Bylaws
10(i)+            Employment Agreement dated March 11, 1990 between Patlex and
                  Frank Borman***
10(ii)+           Employment Agreement dated September 15, 1992 between Patlex and Richard Laitinen***
10(iii)+          Employment Agreement dated September 14, 1992 between Patlex and J. Henry Muetterties***
10(iv)+           Security and Escrow Agreement dated September 29, 1992 between
                  Patlex and NGN Acquisition Corporation
10(v)+            Standard Form of Licensing Agreement
10(vi)+           Purchase Agreement dated December 11, 1979 between Patlex and
                  Gordon Gould
10(vii)+          Agreement dated January 31, 1982 among Patlex, Refac
                  Technology Development Corporation, Refac International
                  Limited, Gordon Gould, NGN Acquisition Corporation and the
                  partnership of Lerner, David, Littenberg & Samuel
10(viii)+         Agreement dated October 1, 1984 among Patlex, Refac Technology
                  Development Corporation, East West Trade Services, Ltd. and
                  Refac International, Ltd.
10(ix)+           Agreement dated 1986 among Patlex and NGN Acquisition
                  Corporation, Gordon Gould and Apollo Lasers, Inc.
10(x)+            Letter of Clarification dated January 31, 1990 among Patlex,
                  Gordon Gould and NGN Acquisition Corporation
10(xi)+           Stock Purchase Agreement dated May 14, 1991 among Patlex,
                  Sydney M. Irmas and certain other shareholders
10(xii)**         Amended and Restated Stock Option Plan
21*               Subsidiaries
23.1*             Consent of Deloitte & Touche LLP
23.2              Consent of Ahearn, Jasco + Company, P.A.
27*               Financial Data Schedule (for SEC use only)
------------------------
*        Filed herewith.
** Incorporated by reference to the Company's Registration Statement on Form S-4(File No. 333-2000).
+ Incorporated by reference to the Form 10-KSB of Patlex Corporation for the year ended June 30, 1995.
***      Management contract or compensatory Plan.

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

                                    DBT Online, Inc.


Date: March 31, 1997               By:    /s/ Hank E. Asher
                                       -----------------------------------------
                                       Hank E. Asher
                                       President and Chief Executive Officer




                                POWER OF ATTORNEY

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS TIMOTHY LEONARD HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY AND ALL AMENDMENTS TO THIS REPORT, AND IN EACH CASE TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, AND HEREBY RATIFIES AND CONFIRMS ALL THAT SAID ATTORNEY-IN-FACT OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.


 Name                                        Capacity                            Date
 ----                                        --------                            ----
/s/ Frank Borman                             Chairman of the Board of            March 31, 1997
------------------------------               Directors
Frank Borman


/s/ Hank E. Asher                            President, Chief                    March 31, 1997
------------------------------               Executive Officer and
Hank E. Asher                                Director


/s/ Thomas Simpson                           Chief Operating Officer             March 31, 1997
------------------------------               and Director
Thomas Simpson

/s/ Timothy Leonard                          Chief Financial Officer             March 31, 1997
------------------------------               (Principal Financial and
Timothy Leonard                              Accounting Officer)


/s/ Charles A. Asher                         Director                            March 22, 1997
------------------------------
Charles A. Asher


/s/ Gary E. Erlbaum                          Director                            March 31, 1997
------------------------------
Gary E. Erlbaum


/s/ Jack Hight                               Director                            March 25, 1997
------------------------------
Jack Hight


/s/ Eugene L. Step                           Director                            March 31, 1997
------------------------------
Eugene L. Step


/s/ Ken Langone                              Director                            March 31, 1997
------------------------------
Ken Langone


/s/ Sari Zalcberg                            Director                            March 22, 1997
------------------------------
Sari Zalcberg