Form 10-Q
period 1997-03-31
DBT ONLINE INC
filed 1997-04-30
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                       Commission file number   0-9111-99
                                                ---------

                                DBT ONLINE, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                    85-0439411
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                        5550 W. Flamingo Road, Suite B-5
                  --------------------------------------------
                    (Address of principal Executive Offices)


                             Las Vegas, Nevada 89103
                  --------------------------------------------

                                 (702) 257-1112
                  --------------------------------------------
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


The number of common shares outstanding as of April 23, 1997 was 7,750,818.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 1997
                           and December 31, 1996..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended March 31, 1997
                           and 1996...............................................................................4

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 1997 and 1996..........................................................5

                  Notes to Consolidated Financial Statements......................................................6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................7

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................10

         Item 2.  CHANGES IN SECURITIES..........................................................................10

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................10

         Item 5.  OTHER INFORMATION..............................................................................10

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................10

Signature........................................................................................................11

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                            March 31,    December 31,
         ASSETS                                                               1997           1996
                                                                           -----------   ------------
                                                                           (Unaudited)
         Current assets:
          Cash and cash equivalents                                        $ 4,614,500   $  6,965,600
          Accounts receivable, less allowance:
            March 31, 1997-$260,500; December 31, 1996-$250,000              3,531,800      2,397,600
          Prepaid expenses and other current assets                            441,100        375,100
                                                                           -----------   ------------
                 Total current assets                                        8,587,400      9,738,300

         Property and equipment, net                                         6,395,300      6,064,300
         Patents, less amortization:
           March 31, 1997-$1,046,100; December 31, 1996-$622,300            12,796,700     13,220,500
         Other assets                                                          709,600        532,900
                                                                           -----------   ------------

                 Total assets                                              $28,489,000   $ 29,556,000
                                                                           ===========   ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
          Accounts payable and accrued liabilities                         $ 2,834,600   $  1,653,200
          Current portion of long-term debt                                                 1,415,500
          Bank line-of-credit                                                                 200,000
          Due to other patent interest holders                               1,385,200      1,411,300
          Income taxes payable                                                 481,600        618,200
          Customer deposits                                                    348,600        322,300
                                                                           -----------   ------------
                 Total current liabilities                                   5,050,000      5,620,500

         Long-term debt, less current portion                                               1,365,800
         Deferred income taxes                                               4,317,800      4,339,200

         Stockholders' equity:
          Preferred stock, $.10 par value
            5,000,000 shares authorized; no shares issued or outstanding            --             --
          Common stock, $.10 par value 40,000,000
            shares authorized; 7,750,818 shares
            and 7,723,806 shares issued and outstanding
            at March 31, 1997 and December 31,1996, respectively               775,100        772,400
         Additional paid in capital                                         18,210,000     18,212,700
         Retained earnings (deficit)                                           136,100       (754,600)
                                                                           -----------   ------------

                Total stockholders' equity                                  19,121,200     18,230,500
                                                                           -----------   ------------


                Total liabilities and stockholders' equity                 $28,489,000   $ 29,556,000
                                                                           ===========   ============

         See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended March 31,
                                                        1997           1996
                                                        ----           ----
                                                     (Unaudited)    (Unaudited)
Revenues                                             $6,081,500     $ 3,349,800
Patent royalties                                      1,517,500
                                                     ----------     -----------

               Total revenues and royalties           7,599,000       3,349,800

Cost of revenues                                      3,270,700       1,552,500
Selling and promotion                                   593,000         315,900
Research and development                                529,700         398,500
General and administrative                            1,800,300         767,100
                                                     ----------     -----------

               Total expenses                         6,193,700       3,034,000
                                                     ----------     -----------

Income from operations                                1,405,300         315,800

Interest income (expense), net                           31,300         (35,400)
                                                     ----------     -----------

Income before income taxes                            1,436,600         280,400

Provision for income taxes                              545,900         105,500
                                                     ----------     -----------

Net income                                           $  890,700     $   174,900
                                                     ==========     ===========

Net income per common share                          $     0.11     $      0.03
                                                     ==========     ===========

Weighted average shares outstanding                   8,053,000       5,127,600
                                                     ==========     ===========




      See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                                         1997          1996
                                                                         ----          ----
                                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $   890,700    $   174,900
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                 1,127,500        399,200
         Deferred taxes                                                  (21,400)       (21,300)
         Changes in operating assets and liabilities:
            Accounts receivable                                       (1,134,200)      (389,900)
            Prepaid expenses and other current assets                    (66,000)       (23,500)
            Accounts payable and accrued liabilities                   1,181,400         80,700
            Due to other patent interest holders                         (26,100)
            Income taxes payable                                        (136,600)
            Customer deposits                                             26,300         23,200
                                                                     -----------    -----------

               Net cash provided by operating activities               1,841,600        243,300

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment purchased                                (1,004,100)    (1,010,700)
      Increase in deposits, and other                                   (207,300)       (82,600)
                                                                     -----------    -----------

               Net cash used in investing activies                    (1,211,400)    (1,093,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in bank line-of-credit                                 (200,000)       500,000
      Repayments on long-term debt                                    (2,781,300)      (278,500)
                                                                     -----------    -----------

               Net cash (used in) provided by financing activities    (2,981,300)       221,500
                                                                     -----------    -----------

NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                                (2,351,100)      (628,500)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 6,965,600      1,642,700
                                                                     -----------    -----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 4,614,500    $ 1,014,200
                                                                     ===========    ===========


      See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT") and Patlex Corporation (since August 20,1996, date of merger), a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of March 31,1997 and for the three months ended March 31, 1997 and 1996 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2. PRO FORMA INFORMATION

         On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with DBT. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex own approximately 33.2% of the Company and the former owners of DBT own 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, the transaction is treated as a purchase of Patlex with DBT as the accounting acquirer.

         If the merger and reorganization had been completed on January 1, 1996, pro forma results for the three months ended March 31, 1996 would be as follows (the pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the merger and reorganization been completed as of January 1, 1996):


                  Revenues                                     $5,159,800
                  Net Income                                     $534,600
                  Net Income Per Common Share                       $0.07

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-Q.

OVERVIEW OF THE COMPANY AND 1996 REORGANIZATION

         The Company is a holding company with two wholly-owned operating subsidiaries, DBT and Patlex, which are respectively engaged in the provision of on-line integrated database services and the patent exploitation and enforcement business. The Company was reorganized into its current structure on August 20, 1996.

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

         For accounting purposes the Merger was treated as a purchase business acquisition of Patlex by DBT (a reverse acquisition) and a recapitalization of DBT. Assets and liabilities of Patlex acquired in the Merger were recorded at their fair value as of August 20, 1996.

REVENUES

         The Company's revenues increased 127% to $7,599,000 for the three months ended March 31, 1997 from $3,349,800 for the same period in 1996. DBT contributed $6,081,500 to the Company's revenues and Patlex contributed $1,517,500 to the Company's revenues.

         The increase in DBT's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. DBT's active customers (defined as customers accessing the system in a given month) increased 95% to 7,800 at March 31, 1997 from 4,000 at March 31, 1996.

         Total system usage was 4.4 million minutes for the three months ended March 31, 1997, up from 2.3 million minutes for the same period in 1996, an increase of 91%. Revenues from on-line charges were $5,838,100 and $3,152,500 for the three months ended March 31, 1997 and 1996, respectively, an increase of 85%.

COST OF REVENUES

         The Company's cost of revenues increased 111% to $3,270,700 for the three months ended March 31, 1997 from $1,552,500 for the same period in 1996. As a percentage of total revenues, cost of revenues decreased to 43% for the three months ended March 31, 1997 from 46% for the same period in 1996. For the three months ended March 31, 1997, Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $423,800. In addition to the consolidation of Patlex, the increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

SELLING AND PROMOTION EXPENSES

         DBT's selling and promotion expenses increased 88% to $593,000 for the three months ended March 31, 1997 from $315,900 for the same period in 1996. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion expenses decreased to 7.8% for the three months ended March 31, 1997 from 9.4%, for the same period in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

         DBT's research and development expenses increased 33% to $529,700 for the three months ended March 31, 1997 from $398,500 for the same period in 1996. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 7.0% for the three months ended March 31, 1997, a decrease from 11.9% for the same period in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

         DBT's general and administrative expenses increased 135% to $1,800,300 for the three months ended March 31, 1997 from $767,100 for the same period in 1996. This increase was due to increases in payroll and related expenses. As a percentage of total revenues, general and administrative expenses remained relatively consistent at 23.7% and 22.9% for the three months ended March 31, 1997 and 1996, respectively. Patlex's general and administrative expenses, which consisted principally of salaries, were $254,500 for the three months ended March 31, 1997. The Company's corporate expenses, which consisted principally of corporate insurance, public company related expenses and legal fees, were $99,400.

INTEREST INCOME (EXPENSE), NET

         Net interest income was $31,300 for the three months ended March 31, 1997 compared to interest expense of $35,400 for the same period in 1996. The net interest income is due to the Company's repayment of all its outstanding debt in the first quarter of 1997 and its positive cash flow from operations.

INCOME TAXES

         The Company's effective income tax rate was 38% for the three months ended March 31, 1997 compared to 37.6% for the same period in 1996.

NET INCOME

         The Company had net income of $890,700 for the three months ended March 31, 1997 compared to $174,900 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $1,841,600 and $243,300 for the three months ended March 31, 1997 and 1996, respectively. The Company's capital expenditures of $1,004,100 and $1,010,700 for the three months ended 1997 and 1996, respectively, were primarily attributable to the acquisition of computer equipment for DBT. The Company had working capital at March 31, 1997 of $3,537,400 (including cash and cash equivalents of $4,614,500) compared to $4,117,800 (including cash and cash equivalents of $6,965,600) at December 31, 1996. The decrease in working capital at March 31, 1997 was principally due to the repayment by the Company during the first quarter of 1997 of its debt, which had an outstanding balance of $2,981,300 at December 31, 1996.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Information contained above with respect to the Company's investment in its computer facilities and the expansion of its databases, and other statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding expected future events and financial results are forward-looking and subject to risks and uncertainties. Those statements are forward-looking statements within the meaning of Section 31E of the Securities Exchange Act of 1934. The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) the ability to manage DBT's rapid expansion, (ii) the ability of DBT to protect its proprietary technology, (iii) the impact of future government regulation on the availability of public records, and (iv) the extent, timing and success of competition from other database providers.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None to report.


ITEM 2.  CHANGES IN SECURITIES

         None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None to report.

ITEM 5.  OTHER INFORMATION

         None to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1*    Financial Data Schedule


         (b)      Reports on Form 8-K

                  Form 8-K dated February 18, 1997, was filed with the Securities and Exchange Commission on February 20, 1997, reporting under Item 4 the change in the Company's certifying accountant from Ernst & Young LLP to Deloitte & Touche LLP.




------------
*  Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DBT ONLINE, INC.



                                    /s/ TIMOTHY M. LEONARD
                                    --------------------------------------------
                                    TIMOTHY M. LEONARD
                                    Vice President, Finance, Treasurer and Chief
                                    Financial Officer
                                    (Duly authorized officer and principal
                                    financial officer)


Date:  April 30, 1997