Form 10-Q
period 1997-06-30
DBT ONLINE INC
filed 1997-08-11
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


                        Commission file number 0-9111-99
                                               ---------


                                DBT ONLINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                   85-0439411
---------------------------------             ---------------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)



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


The number of common shares outstanding as of June 30, 1997 was 9,095,818.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 1997
                           and December 31, 1996..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended June 30, 1997
                           and 1996...............................................................................4

                  Consolidated Statements of Operations for the Six Months Ended June 30, 1997
                           and 1996...............................................................................5

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 1997 and 1996...........................................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................8

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................11

         Item 2.  CHANGES IN SECURITIES..........................................................................11

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................11

         Item 5.  OTHER INFORMATION..............................................................................12

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

Signature........................................................................................................13

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1



                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                         ------------      ------------
                                                                          (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                               $ 52,134,900      $  6,965,600
 Accounts receivable, less allowance:
   June 30, 1997- $274,000 December 31, 1996-$250,000                       3,646,100         2,397,600
 Prepaid expenses and other current assets                                    616,500           375,100
                                                                         ------------      ------------
      Total current assets                                                 56,397,500         9,738,300

Property and equipment, net                                                 7,998,500         6,064,300
Patents, less amortization:
  June 30, 1997 - $1,469,800; December 31, 1996 - $622,300                 12,373,000        13,220,500
Other assets                                                                  515,900           532,900
                                                                         ------------      ------------
Total assets                                                             $ 77,284,900      $ 29,556,000
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                $  3,570,900      $  1,653,200
 Current portion of long-term debt                                                  0         1,415,500
 Bank line-of-credit                                                                0           200,000
 Due to other patent interest holders                                       1,405,800         1,411,300
 Income taxes payable                                                         408,200           618,200
 Customer deposits                                                            260,800           322,300
                                                                         ------------      ------------
      Total current liabilities                                             5,645,700         5,620,500

Long-term debt, less current portion                                                0         1,365,800
Deferred income taxes                                                       4,169,500         4,339,200

Stockholders' equity:
 Preferred stock, $.10 par value
   5,000,000 shares authorized; no shares issued or outstanding                  --                --
 Common stock, $.10 par value 40,000,000
   shares authorized; 9,095,818 shares
   and 7,723,806 shares issued and outstanding
   at June 30, 1997 and December 31, 1996, respectively                       909,600           772,400
Additional paid in capital                                                 65,004,100        18,212,700
Retained earnings (deficit)                                                 1,556,000          (754,600)
                                                                         ------------      ------------
      Total stockholders' equity                                           67,469,700        18,230,500
                                                                         ------------      ------------
       Total liabilities and stockholders' equity                        $ 77,284,900      $ 29,556,000
                                                                         ============      ============




See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                   Three Months Ended June 30,
                                                       1997             1996
                                                   -----------      -----------
                                                   (Unaudited)       (Unaudited)

Revenues                                           $ 7,019,100      $ 3,789,000
Patent royalties                                     1,817,500
                                                   -----------      -----------
     Total revenues and royalties                    8,836,600        3,789,000

Cost of revenues                                     3,401,500        1,862,300
Selling and promotion                                  704,300          489,600
Research and development                               625,200          585,200
General and administrative                           2,053,600          851,900
                                                   -----------      -----------
     Total expenses                                  6,784,600        3,789,000
                                                   -----------      -----------

Income from operations                               2,052,000                0

Interest income (expense), net                         238,100          (66,200)
                                                   -----------      -----------
Income before income taxes                           2,290,100          (66,200)

Provision for income taxes                             870,200          (43,000)
                                                   -----------      -----------

Net income                                         $ 1,419,900      ($   23,200)
                                                   ===========      ===========

Net income per common share                        $      0.17               --
                                                   ===========      ===========

Weighted average shares outstanding                  8,580,500        5,127,600
                                                   ===========      ===========






See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                     Six Months Ended June 30,
                                                       1997             1996
                                                   -----------      -----------
                                                   (Unaudited)       (Unaudited)
Revenues                                           $13,100,600        7,138,800
Patent royalties                                     3,335,000
                                                   -----------      -----------

     Total revenues and royalties                   16,435,600        7,138,800

Cost of revenues                                     6,672,200        3,414,800
Selling and promotion                                1,297,300          805,500
Research and development                             1,154,900          983,700
General and administrative                           3,853,900        1,619,000
                                                   -----------      -----------
     Total expenses                                 12,978,300        6,823,000
                                                   -----------      -----------

Income from operations                               3,457,300          315,800

Interest income (expense), net                         269,400         (101,600)
                                                   -----------      -----------
Income before income taxes                           3,726,700          214,200

Provision for income taxes                           1,416,100           62,500
                                                   -----------      -----------
Net income                                         $ 2,310,600      $   151,700
                                                   ===========      ===========
Net income per common share                        $      0.28      $      0.03
                                                   ===========      ===========
Weighted average shares outstanding                  8,316,800        5,127,600
                                                   ===========      ===========


DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================



                                                                        Six Months Ended June 30,
                                                                         1997                1996
                                                                     ------------       ------------
                                                                      (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,310,600       $    151,700
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      2,293,300            944,100
     Deferred taxes                                                  ($   169,700)      ($    46,200)
     Changes in operating assets and liabilities:
        Accounts receivable                                            (1,248,500)          (547,200)
        Prepaid expenses and other current as                            (241,400)           (67,300)
        Accounts payable and accrued liabili1                           1,917,700            127,900
        Due to other patent interest holders                               (5,500)                 0
        Income taxes payable                                             (210,000)                 0
        Customer deposits                                                 (61,500)            68,300
                                                                     ------------       ------------

            Net cash provided by operating activities                   4,585,000            631,300

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                     (3,380,000)        (2,757,400)
  Increase in other assets                                                 17,000           (153,300)
                                                                     ------------       ------------

            Net cash used in investing activities                      (3,363,000)        (2,910,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common stock                               46,928,600                  0
  Net change in bank line-of-credit                                      (200,000)           500,000
  Issuance of long-term debt                                                    0          1,500,000
  Repayments on long-term debt                                         (2,781,300)          (545,200)
                                                                     ------------       ------------

            Net cash provided by financing activities                  43,947,300          1,454,800
                                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     45,169,300           (824,600)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      6,965,600          1,642,700
                                                                     ------------       ------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 52,134,900       $    818,100
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

NOTE 1.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT") and Patlex Corporation (since August 20,1996, date of merger), a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  PRO FORMA INFORMATION

         On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with DBT. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex received approximately 33.2% of the Company and the former owners of DBT received 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, the transaction was treated as a purchase of Patlex with DBT as the accounting acquirer.

         If the merger and reorganization had been completed on January 1, 1996, pro forma results for the six months ended June 30, 1996 would be as follows (the pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the merger and reorganization been completed as of January 1, 1996):

             Revenues                              $ 11,454,000
             Net Income                            $  1,241,000
             Net Income Per Common Share           $       0.16

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

REVENUES

         The Company's revenues increased 133% to $8,836,600 for the three months ended June 30, 1997 from $3,789,000 for the same period in 1996. DBT contributed $7,019,100 to the Company's revenues and Patlex contributed $1,817,500 to the Company's revenues. The increase in DBT's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. DBT's active customers (defined as customers accessing the system in a given month) increased 88% to 9,000 at June 30, 1997 from 4,800 at June 30, 1996. Total system usage was 4.8 million minutes for the three months ended June 30, 1997, up from 2.6 million minutes for the same period in 1996, an increase of 85%. Revenues from on-line charges were $6,333,200 and $3,562,100 for the three months ended June 30, 1997 and 1996, respectively, an increase of 78%.

         The Company's revenues increased 130% to $16,435,600 for the six months ended June 30, 1997 from $7,138,800 for the same period in 1996. DBT contributed $13,100,600 to the Company's revenues and Patlex contributed $3,335,000 to the Company's revenues. Total system usage was 9.2 million minutes for the six months ended June 30, 1997, up from 4.9 million minutes for the same period in 1996, an increase of 88%. Revenues from on-line charges were $12,171,300 and $6,714,600 for the six months ended June 30, 1997 and 1996, respectively, an increase of 81%.

COST OF REVENUES

         The Company's cost of revenues increased 83% to $3,401,500 for the three months ended June 30, 1997 from $1,862,300 for the same period in 1996. As a percentage of total revenues, cost of revenues decreased to 38.5% for the three months ended June 30, 1997 from 49.2% for the same period in 1996. For the three months ended June 30, 1997, Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $423,800. In addition to the consolidation of Patlex, the increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         The Company's cost of revenues increased 95% to $6,672,200 for the six months ended June 30, 1997 from $3,414,800 for the same period in 1996. As a percentage of total revenues, cost of revenues decreased to 40.6% for the six months ended June 30, 1997 from 47.8% for the same period in 1996. For the six months ended June 30, 1997, Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $847,600. In addition to the consolidation of Patlex, the increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

SELLING AND PROMOTION EXPENSES

         DBT's selling and promotion expenses increased 44% to $704,300 for the three months ended June 30, 1997 from $489,600 for the same period in 1996. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion decreased to 8% for the three months ended June 30, 1997 from 12.9%, for the same period in 1996.

         DBT's selling and promotion expenses increased 61% to $1,297,300 for the six months ended June 30, 1997 from $805,500 for the same period in 1996. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion decreased to 7.9% for the six months ended June 30, 1997 from 11.3%, for the same period in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

         DBT's research and development expenses increased 6.8% to $625,200 for the three months ended June 30, 1997 from $585,200 for the same period in 1996. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 7.1% for the three months ended June 30, 1997, a decrease from 15.4% for the same period in 1996.

         DBT's research and development expenses increased 17% to $1,154,900 for the six months ended June 30, 1997 from $983,700 for the same period in 1996. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 7% for the six months ended June 30, 1997, a decrease from 13.8% for the same period in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

         DBT's general and administrative expenses increased 92% to $1,631,500 for the three months ended June 30, 1997 from $851,900 for the same period in 1996. This increase was due to increases in payroll and related expenses. Patlex's general and administrative expenses, which consisted principally of salaries, were $288,400 for the three months ended June 30, 1997. The Company's corporate expenses, which consisted principally of corporate insurance, public company related expenses and legal fees, were $133,700. As a percentage of total revenues, general and administrative expenses remained relatively consistent at 23.2% and 22.5% for the three months ended June 30, 1997 and 1996, respectively.

         DBT's general and administrative expenses increased 90% to $3,077,900 for the six months ended June 30, 1997 from $1,619,000 for the same period in 1996. This increase was due to increases in payroll and related expenses. Patlex's general and administrative expenses, which consisted principally of salaries, were $542,900 for the six months ended June 30, 1997. The Company's corporate expenses, which consisted principally of corporate insurance, public company related expenses and legal fees, were $233,100. As a percentage of total revenues, general and administrative expenses remained relatively consistent at 23.4% and 22.7% for the six months ended June 30, 1997 and 1996, respectively.

INTEREST EXPENSE

         Net interest income was $238,100 for the three months ended June 30, 1997 compared to net interest expense of $66,200 for the same period in 1996. The net interest income is due to the Company's investment earnings on proceeds from the issuance of Common Stock in May, 1997

INCOME TAXES

         The Company's effective income tax rate was 38% for the six months ended June 30, 1997 compared to 29.2% for the same period in 1996.

NET INCOME

         The Company had net income of $2,310,600 for the six months ended June 30, 1997 compared to $151,700 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $4,585,000 and $631,300 for the six months ended June 30, 1997 and 1996, respectively. The Company's capital expenditures of $3,380,000 and $2,757,400 for the six months ended 1997 and 1996, respectively, were primarily attributable to the acquisition of computer equipment for DBT. The Company had working capital at June 30, 1997 of $50,751,800 (including cash and cash equivalents of $52,134,900 compared to $4,117,800 (including cash and cash equivalents of $6,965,600) at December 31, 1996. The increase in working capital at June 30, 1997 is principally due to receipt by the Company of $46.9 million from its issuance of 1,345,000 shares of Common Stock in May, 1997. The Company expects to fund future working capital requirements from its existing cash balances and cash generated from operations.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128), Earnings Per Share, in the fourth quarter of 1997. The effects of adopting SFAS No. 128 will not be material in relation to the Company's financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Information contained above with respect to the Company's investment in its computer facilities and the expansion of its databases, and other statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding expected future events and financial results is forward-looking and subject to risks and uncertainties. Those statements are forward-looking statements within the meaning of Section 31E of the Securities Exchange Act of 1934. The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) the ability to manage DBT's rapid expansion, (ii) protecting DBT's proprietary technology, (iii) impact of future government regulation on the availability of public records, and (iv) the extent, timing and success of competition from other database providers.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None to report.


ITEM 2.  CHANGES IN SECURITIES

         None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         At the Annual Meeting of Shareholders for the Company held on May 22, 1997, the shareholders took the following action with respect to the following three matters which were the only matters submitted to a vote of the shareholders:

         (A) Elected three Class I directors consisting of those persons listed below. The number of votes for and votes withheld from each nominee for director are set forth opposite each director's name.

                      NOMINEE FOR TERM                  TOTAL VOTE FOR      TOTAL VOTE WITHHELD FROM
                      EXPIRING IN 2000                  EACH DIRECTOR             EACH DIRECTOR
                      ----------------                  -------------       ------------------------
                      Kenneth G. Langone                  7,111,241                  30,098
                      Eugene L. Step                      7,111,046                  30,293
                      Sari Zalcberg                       7,111,061                  30,278


         Messrs. Charles Asher, Frank Borman and Jack Hight continued as Class II directors whose term expires at the Annual Meeting of Shareholders to be held in 1998. Messrs. Hank Asher, Gary E. Erlbaum and Thomas Simpson continued as Class III directors whose term expires at the Annual Meeting of Shareholders to be held in 1999.

         (B) Approved a proposed amendment to the Company's Amended and Restated Stock Option Plan to increase the number of authorized shares from 900,000 to 1,500,000 shares available for issuance under the Amended and Restated Stock Option Plan. The vote on this amendment was as follows:

                       FOR                                  5,977,692
                       AGAINST                                 35,764
                       ABSTAIN                                  2,269
                       BROKER NON-VOTES                     1,125,614

         (C) Ratified the selection of Deloitte & Touche LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1997. The vote on this matter was as follows:

                       FOR                                  7,137,693
                       AGAINST                                  2,308
                       ABSTAIN                                  1,338
                       BROKER NON-VOTES                             0

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


Date:  August 11, 1997