Form 10-Q
period 1997-09-30
DBT ONLINE INC
filed 1997-11-13
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                  For the transition period from                  to


                       Commission file number       1-13333

                                DBT ONLINE, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                                 85-0439411
     ---------------------------------         ---------------------------------
     (State or other jurisdiction              (IRS Employer Identification No.)
     of incorporation or organization)



                        5550 W. Flamingo Road, Suite B-5
                             Las Vegas, Nevada 89103
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 257-1112
                -----------------------------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----

The number of common shares outstanding as of September 30, 1997 was 18,377,126.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 1997
                           and December 31, 1996..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended September 30, 1997
                           and 1996...............................................................................4

                  Consolidated Statements of Operations for the Nine Months Ended September 30, 1997
                           and 1996...............................................................................5

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1997 and 1996......................................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................8

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................11

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................11

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................11

         Item 5.  OTHER INFORMATION..............................................................................11

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................11

Signature........................................................................................................13

EXHIBITS

         Exhibit 10.1      Employment Agreement.................................................................E-1
         Exhibit 27.1      Financial Data Schedule..............................................................E-6

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED BALANCE SHEETS
================================================================================


                                                     September 30,    December 31,
                                                         1997             1996
                                                      -----------    ------------
                                                     (Unaudited)
  ASSETS
  Current assets:
  Cash and cash equivalents                           $23,524,600    $  6,965,600
  Investments                                          27,168,800               0
   Accounts receivable, less allowance:

     September 30, 1997-$289,000; December 31, 1996-
      $250,000                                          4,175,800       2,397,600
   Prepaid expenses and other current assets              908,300         375,100
                                                      -----------    ------------
          Total current assets                         55,777,500       9,738,300

  Property and equipment, net                           8,612,400       6,064,300
  Patents, less amortization:
    September 30, 1997-$1,893,600; December 31, 1996-
     $622,300                                          11,949,200      13,220,500
  Intangible assets, less amortization:
    September 30, 1997 - $137,700                       5,644,600               0
  Other assets                                            560,000         532,900
                                                      -----------    ------------

          Total assets                                $82,543,700    $ 29,556,000
                                                      ===========    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable and accrued liabilities           $ 3,331,300    $  1,653,200
   Current portion of long-term debt                            0       1,415,500
   Bank line-of-credit                                          0         200,000
   Due to other patent interest holders                 1,190,700       1,411,300
   Income taxes payable                                   510,400         618,200
   Customer deposits                                      200,000         322,300
                                                      -----------    ------------
          Total current liabilities                     5,232,400       5,620,500

 Long-term debt, less current portion                           0       1,365,800
  Deferred income taxes                                 4,028,100       4,339,200

  Stockholders' equity:
   Preferred stock, $.10 par value
     5,000,000 shares authorized; no shares issued or
     outstanding                                               --              --
   Common stock, $.10 par value 40,000,000
     shares authorized; 18,377,126 shares
     and 15,447,612 shares issued and outstanding
     at September 30, 1997 and December 31, 1996,
      respectively                                      1,837,600       1,544,800
  Additional paid in capital                           68,261,200      17,440,300
  Retained earnings (deficit)                           3,184,400        (754,600)
                                                      -----------    ------------

         Total stockholders' equity                    73,283,200      18,230,500
                                                      -----------    ------------


         Total liabilities and stockholders' equity   $82,543,700    $ 29,556,000
                                                      ===========    ============

  See notes to consolidated financial statements.

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                            Three Months Ended September 30,
                                              1997                  1996
                                              ----                  ----
                                           (Unaudited)           (Unaudited)

Revenues                                    $8,414,700             $4,472,900
Patent royalties                             1,718,100                843,000
                                           -----------           ------------

         Total revenues and royalties       10,132,800              5,315,900

Cost of revenues                             4,227,700              2,515,500
Selling and promotion                          956,300                551,500
Research and development                       592,800                509,300
General and administrative                   2,357,200              1,159,000
                                           -----------           ------------

         Total expenses                      8,134,000              4,735,300
                                           -----------           ------------

Income from operations                       1,998,800                580,600

Interest income (expense), net                 627,700                (43,400)
                                           -----------           ------------

Income before income taxes                   2,626,500                537,200

Provision for income taxes                     998,100                238,500
                                           -----------           ------------

Net income                                  $1,628,400               $298,700
                                           ===========           ============

Net income per common share                      $0.08                  $0.02
                                           ===========           ============

Weighted average shares outstanding         19,295,800             12,846,000
                                           ===========           ============









   See notes to consolidated financial statements.

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                             Nine Months Ended September 30,
                                                1997                1996
                                                ----                ----
                                             (Unaudited)         (Unaudited)
Revenues                                      $21,515,300        $11,611,700
Patent royalties                                5,053,100            843,000
                                              -----------        -----------

         Total revenues and royalties          26,568,400         12,454,700

Cost of revenues                               10,899,900          5,930,300
Selling and promotion                           2,253,600          1,357,000
Research and development                        1,747,700          1,493,000
General and administrative                      6,211,100          2,778,000
                                              -----------        -----------

         Total expenses                        21,112,300         11,558,300
                                              -----------        -----------

Income from operations                          5,456,100            896,400

Interest income (expense), net                    897,100           (145,000)
                                              -----------        -----------

Income before income taxes                      6,353,200            751,400

Provision for income taxes                      2,414,200            301,000
                                              -----------        -----------

Net income                                     $3,939,000           $450,400
                                              ===========        ===========

Net income per common share                         $0.22              $0.04
                                              ===========        ===========

Weighted average shares outstanding            17,520,900         11,118,800
                                              ===========        ===========









   See notes to consolidated financial statements.

DBT ONLINE, INC. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                     Nine Months Ended September 30,
                                                            1997          1996
                                                            ----          ----
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $3,939,000    $    450,400
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                     3,839,800       1,861,000
       Deferred taxes                                     (311,100)       (123,000)
       Changes in operating assets and liabilities:
         Accounts receivable                            (1,574,100)     (1,238,500)
         Prepaid expenses and other current assets        (533,200)       (119,000)
         Accounts payable and accrued liabilities        1,539,300         243,600
         Due to other patent interest holders             (220,600)        503,500
         Income taxes payable                             (107,800)       (990,000)
         Customer deposits                                (122,300)        297,000
                                                         ---------       ---------
            Net cash provided by operating
                activities                               6,449,000         885,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchased                     (4,885,300)     (4,970,000)
   Decrease (increase) in other assets                       7,400        (191,000)
   Cash (used) acquired in acquisition                  (2,487,300)      8,505,000
                                                         ---------       ---------
            Net cash (used in) provided by
              investing activities                      (7,365,200)      3,344,000

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock               46,812,000               0
   Purchases of investments                            (27,168,800)              0
   Proceeds from exercise of stock options                 813,300         143,000
   Net change in bank line-of-credit                      (200,000)        500,000
   Issuance of long-term debt                                    0       1,744,000
   Repayments on long-term debt                         (2,781,300)       (903,000)
                                                        ----------       ---------
            Net cash provided by financing
              activities                                17,475,200       1,484,000
                                                        ----------       ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                     16,559,000       5,713,000

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                 6,965,600       1,643,000
                                                        ----------       ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 23,524,600    $  7,356,000
                                                        ==========      ==========


   See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), The Information Connectivity Group, Inc. (since August 1, 1997, date of acquisition), a Nevada corporation ("ICON") and Patlex Corporation (since August 20, 1996, date of merger), a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  STOCK SPLIT

         The Company announced on September 16, 1997, a two-for-one stock split where the Company would distribute to each shareholder of record on September 26, 1997 one share of Common Stock for each share of Common Stock outstanding. All share and per share amounts have been restated to give effect to the split.

NOTE 3.  ACQUISITION

         On August 1, 1997, the Company acquired all of the stock of The Information Connectivity Group, Inc. for consideration in both cash and stock totaling approximately $6 million. For accounting purposes, the transaction was treated as a purchase. The Company recorded intangible assets of approximately $5.8 million in connection with this acquisition.

NOTE 4.  PRO FORMA INFORMATION

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

         If the merger and reorganization had been completed on January 1, 1996, pro forma results for the nine months ended September 30, 1996 would be as follows (the pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the merger and reorganization been completed as of January 1, 1996):

        Revenues                                         $ 17,769,000
        Net Income                                       $  2,729,000
        Net Income Per Common Share                          $0.17

ITEM 2: MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF THE COMPANY AND 1996 REORGANIZATION

         The Company is a holding company that operates its business through DBT, ICON and Patlex. DBT and ICON are on-line providers of integrated database services and related reports primarily to law enforcement and other governmental agencies, law firms, insurance companies and licensed investigation companies. Patlex is engaged in the exploitation and enforcement of two laser patents and generates its revenues through patent royalties.

         The Company was reorganized into its current structure on August 20, 1996. At that time, Patlex was reorganized to become a wholly-owned subsidiary the Company and the Company acquired the stock of DBT in a merger (the "Merger"). The Company is the successor registrant to Patlex.

         For accounting purposes the Merger was treated as a purchase business acquisition of Patlex by DBT (a reverse acquisition) and a recapitalization of DBT. Assets and liabilities of Patlex acquired in the Merger were recorded at their fair value as of August 20, 1996.

         In August, 1997, the Company acquired ICON, a provider of database services. The acquisition of ICON has been treated as a purchase and its results are included since August 1, 1997.

REVENUES

         The Company's revenues increased 91% to $10,132,800 for the three months ended September 30, 1997 from $5,315,900 for the same period in 1996. DBT and ICON (acquired in August, 1997) contributed $8,176,400 and $238,300, respectively, to the Company's revenues for the three months ended September 30, 1997. The increase in DBT's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. DBT's active customers (defined as customers accessing the system in a given month) increased 73% to 10,200 at September 30, 1997 from 5,900 at September 30, 1996. Total system usage was 5.6 million minutes for the three months ended September 30, 1997, up from 3.2 million minutes for the same period in 1996, an increase of 76%. Revenues from on-line charges were $7,630,800 and $4,199,700 for the three months ended September 30, 1997 and 1996, respectively, an increase of 82%. Patlex contributed $1,718,100 of patent royalties to the Company's revenues for the three months ended September 30, 1997.

         The Company's revenues increased 113% to $26,568,400 for the nine months ended September 30, 1997 from $12,454,700 for the same period in 1996. DBT contributed $21,277,000 to the Company's revenues for the nine months ended September 30, 1997. Total system usage was 14.8 million minutes for the nine months ended September 30, 1997, up from 8.1 million minutes for the same period in 1996, an increase of 83%. Revenues from on-line charges were $19,802,100 and $10,914,300 for the nine months ended September 30, 1997 and 1996, respectively, an increase of 81%. Patlex contributed $5,053,100 of patent royalties for the nine months ended September 30, 1997.

COST OF REVENUES

         The Company's cost of revenues increased 68% to $4,227,700 for the three months ended September 30, 1997 from $2,515,500 for the same period in 1996. As a percentage of total revenues, cost of revenues decreased to 41.7% for the three months ended September 30, 1997 from 47.3% for the same period in 1996. The dollar increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases and to the acquisition of ICON. For the three months ended September 30, 1997, Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $423,800.

         The Company's cost of revenues increased 84% to $10,899,900 for the nine months ended September 30, 1997 from $5,930,300 for the same period in 1996. As a percentage of total revenues, cost of revenues decreased to 41.0% for the nine months ended September 30, 1997 from 47.6% for the same period in 1996. The dollar increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as DBT continued to invest both in its computer facilities and in the expansion of its databases. For the nine months ended September 30, 1997, Patlex's cost of revenues, which consisted solely of the amortization of its patents, was $1,271,300.

SELLING AND PROMOTION EXPENSES

         The Company's selling and promotion expenses increased 73% to $956,300 for the three months ended September 30, 1997 from $551,500 for the same period in 1996. The increase was primarily due to the acquisition of ICON and to increases in DBT's payroll and trade show expenses. As a percentage of total revenues, selling and promotion decreased to 9.4% for the three months ended September 30, 1997 from 10.3%, for the same period in 1996.

         The Company's selling and promotion expenses increased 66% to $2,253,600 for the nine months ended September 30, 1997 from $1,357,000 for the same period in 1996. The increase was primarily due to increases in payroll and trade show expenses at DBT. As a percentage of total revenues, selling and promotion decreased to 8.5% for the nine months ended September 30, 1997 from 10.9%, for the same period in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company's research and development expenses increased 16% to $592,800 for the three months ended September 30, 1997 from $509,300 for the same period in 1996. This increase was caused by an increase in payroll and related expenses at DBT. As a percentage of the Company's total revenues, research and development expenses decreased to 5.9% for the three months ended September 30, 1997, from 9.6% for the same period in 1996.

         The Company's research and development expenses increased 17% to $1,747,700 for the nine months ended September 30, 1997 from $1,493,000 for the same period in 1996. This increase was caused by an increase in payroll and related expenses at DBT. As a percentage of the Company's total revenues, research and development expenses decreased to 6.6% for the nine months ended September 30, 1997, from 12% for the same period in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased 103% to $2,357,200 for the three months ended September 30, 1997 from $1,159,000 for the same period in 1996. This increase was due to the acquisition of ICON and increases in payroll and related expenses at DBT. Patlex's general and administrative expenses, which consisted principally of salaries, were $424,700 for the three months ended September 30, 1997. As a percentage of total revenues, general and administrative expenses remained relatively consistent at 23.3% and 21.8% for the three months ended September 30, 1997 and 1996, respectively.

         The Company's general and administrative expenses increased 124% to $6,211,100 for the nine months ended September 30, 1997 from $2,778,000 for the same period in 1996. Excluding Patlex's general and administrative expenses of $967,600 and $131,000 for the nine months ended September 30, 1997 and 1996, respectively, the Company's general and administrative expenses increased 98%. This increase was due to the acquisition of ICON and increases in payroll and related expenses at DBT. As a percentage of total revenues, general and administrative expenses remained relatively consistent at 23.4% and 22.3% for the nine months ended September 30, 1997 and 1996, respectively.

INTEREST INCOME

         Net interest income was $627,700 for the three months ended September 30, 1997 compared to net interest expense of $43,400 for the same period in 1996. The net interest income is due to the Company's investment earnings on proceeds from the issuance of common stock in May, 1997.

INCOME TAXES

         The Company's effective income tax rate was 38% for the nine months ended September 30, 1997 compared to 40% for the same period in 1996.

NET INCOME

         The Company had net income of $3,939,000 for the nine months ended September 30, 1997 compared to $450,400 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations were $6,449,000 and $885,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's capital expenditures of $4,885,300 and $4,970,000 for the nine months ended September 30, 1997 and 1996, respectively, were primarily attributable to the acquisition of computer equipment for DBT. The Company had working capital at September 30, 1997 of $50,545,100 (including cash and cash equivalents of $23,524,600) compared to $4,417,800 (including cash and cash equivalents of $6,965,600) at December 31, 1996. The increase in working capital at September 30, 1997 is principally due to receipt by the Company of the proceeds from its issuance of 1,345,000 shares of common stock in May, 1997. The Company expects to fund future working capital requirements from its existing cash balances and cash generated from operations.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

         The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, in the fourth quarter of 1997. The effects of adopting SFAS No. 128 are not expected to be material in relation to the Company's financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None to report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to report.

ITEM 5.  OTHER INFORMATION

         TWO-FOR-ONE STOCK SPLIT

         On September 16, 1997, the Board of Directors of the Company declared a two-for-one stock split, payable October 14, 1997 to all shareholders of record at the close of business on September 26, 1997. As a result of the stock split, each shareholder of the Company received one additional share for each share held of record at the close of business on September 26, 1997.

         NEW YORK STOCK EXCHANGE LISTING

         On September 17, 1997, the Company listed its common stock on the New York Stock Exchange. It had previously been listed on the Nasdaq National Market. The Company's common stock is now trading on the New York Stock Exchange under the ticker symbol "DBT."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1* Employment Agreement, dated August 15, 1997, between the Registrant and Charles A. Lieppe.

                  27.1*    Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  Form 8-K dated August 4, 1997, was filed with the Securities and Exchange Commission on August 6, 1997, reporting under
                  Item 5 the acquisition of The Information Connectivity Group, Inc.

                  Form 8-K dated August 20, 1997, was filed with the Securities and Exchange Commission on August 22, 1997, reporting under
                  Item 5 that Charles A. Lieppe was named the President and Chief Executive Officer.






















------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBT ONLINE, INC.




                                              /s/ TIMOTHY M. LEONARD
                                              ----------------------------------
                                              TIMOTHY M. LEONARD
                                              Vice President, Finance, Treasurer
                                              and Chief Financial Officer
                                              (Duly authorized officer
                                              and chief financial officer)









Date:  November 13, 1997

                                  EXHIBIT INDEX

Exhibit 10.1 Employment Agreement, dated August 15, 1997, between the Registrant and Charles A. Lieppe.

Exhibit 27        Financial Data Schedule (for SEC use only).