Form 10-K405
period 1997-12-31
DBT ONLINE INC
filed 1998-03-30
CIK 1010138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13333

                                DBT ONLINE, INC.
              Exact Name Of Registrant As Specified In Its Charter


               PENNSYLVANIA                                 85-0439411
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          5550 W. FLAMINGO ROAD, SUITE B-5
                LAS VEGAS, NEVADA                             89103
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 702-257-1112

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS:             NAME OF EACH EXCHANGE ON WHICH
                                               REGISTERED:

     Common Stock, par value $.10 per share    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (TITLE OF CLASS)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                                                                  YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $ 288,235,450.

         As of March 16, 1998, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 18,461,231.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I
Item 1.           Business                                                                     1
Item 2.           Properties                                                                   8
Item 3.           Legal Proceedings                                                            8
Item 4.           Submission of Matters to a Vote of Security Holders                          9
                  Executive Officers of the Registrant                                         9

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters       10
Item 6.           Selected Financial Data                                                     11
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   12
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk                  15
Item 8.           Financial Statements and Supplementary Data                                 16
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.                                                   39

PART III

Item 10.          Directors and Executive Officers of the Registrant                          39
Item 11.          Executive Compensation                                                      39
Item 12.          Security Ownership of Certain Beneficial Owners and Management              39
Item 13.          Certain Relationships and Related Transactions                              39

PART IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                                     39

Signatures                                                                                    44

                  This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1934, that address, among other things, growth strategy, computer system capabilities, availability of data and customer demand. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation matters set forth in the Report generally.

                                     PART I

ITEM 1.  BUSINESS

         The Company is a holding company with businesses that serve the electronic information and patent enforcement industries. Its electronic information businesses are on-line providers of integrated database services and related reports primarily to law enforcement and other governmental agencies, law firms, insurance companies and licensed investigation companies. Its patent enforcement business is engaged in the exploitation and enforcement of two laser patents and generates its revenues through patent royalties.

                         ELECTRONIC INFORMATION BUSINESS

         The Company operates in the electronic information industry through two subsidiaries, Database Technologies, Inc. and The Information Connectivity Group, Inc. that comprise the Electronic Information Group (EIG). The EIG is a national provider of on-line integrated database services and related reports to law enforcement and other governmental agencies, law firms, insurance companies and licensed investigation companies. The EIG has developed proprietary software which contains unique algorithms and utilizes advanced microprocessor-based technology to locate, cross reference and retrieve public records from multiple data sources. The EIG allows its restricted customer base to access its system from desktop computers and generate reports which are delivered in an organized, comprehensive and easy to read format. The system simultaneously accesses over 1,000 data sources containing billions of records as if they were part of a single database in preparing the computer-generated reports.

DATA SOURCES

         Data is acquired from both governmental and commercial sources and then formatted for use with EIG products. The acquisition is structured as a purchase, an acquisition of a site license or at a variable cost based on access. In the case of a purchase or site license, additional costs, payable to the supplier of such information, are not generally incurred as customers access the database. In the case of acquisitions of real-time information, variable costs are incurred and are charged to customers at a variable rate based upon usage by the customer.

PRODUCTS

         AUTOTRACK PLUS(SM). AutoTrack Plus, EIG's premier product, provides on-line access to billions of national, state and county public records, 24 hours a day, 7 days a week. Users are able to search a particular database and then cross-reference other databases within AutoTrack Plus in order to expand the information available. Available search information includes, but is not limited to, current and past addresses, telephone numbers, neighbors and associates, as well as professional licenses, driving histories, business profile reports, real estate, vehicles and other assets. Users are able to undertake a detailed search of all relevant data based on a limited amount of information.

         AutoTrack Plus is an aggregation of numerous products; some of the larger, more frequently accessed products are:

         FACES OF THE NATION(R). Faces of the Nation contains information on individuals throughout the United States. With limited information, users can access current and previous addresses, neighbors, date of birth and other information for millions of individuals. Although the scope of this database is national, some individuals in the United States may not be included.

         CORPORATIONS OF THE NATION. Corporations of the Nation contains information on active and inactive businesses based on secretary of state filings in 43 states including officers, directors, registered agents, corporate status and federal employment identification numbers. Searches can be performed through the use of names, addresses, federal employer identification numbers and corporation numbers.

         PROPERTIES OF THE NATION. Properties of the Nation contains information on real property in 42 states and the U.S. Virgin Islands. Users can receive information on situs and mailing address, parcel number, assessed values, recent and prior sales prices and property narratives as well as other information related to the property.

         VEHICLES OF THE NATION(R). Vehicles of the Nation contains information on vehicle registrations in 32 states including owner's name and address, description, title information, vehicle identification number
         (VIN), lienholder information and historical data. Searches can be based on any combination of the vehicle's license tag, model and description, zip code, VIN, owner name, address and county.

         DRIVERS OF THE NATION(R). Drivers of the Nation contains information on drivers' licenses issued in 22 states and can be searched using a combination of name, drivers' license number, address, date of birth and zip code.

         LIENS/JUDGMENTS/BANKRUPTCIES. Liens/Judgments/Bankruptcies contains information on business and consumer bankruptcies in all 50 states. Users can also locate data in 31 states relating to federal and state tax liens and civil judgments.

         UCC'S OF THE NATION. UCC's of the Nation contains UCC lien filing information for 44 states. Users can search by debtor name, secured party name, address, state and filing number and receive records on which secretary of state office they are from, date filed, action, debtor, secured party, assignee, plaintiff and collateral.

         AutoTrack Plus also includes databases from a number of states with the broadest selection of state databases for Florida, Texas, New York and California. The most substantial individual state data in AutoTrack Plus are available for individuals, corporations and assets in Florida. Florida databases provide information on drivers' licenses, vehicles, boats, worker's compensation claims, accident reports, trademarks, concealed weapons permits, professional licenses, UCC lien filings, corporations, real estate and much more specialized information. Users can access data ranging from most recent property sales values to driving histories and can locate information on an individual's Florida vehicles and vessels, real property, any possible Florida corporate affiliations, Florida professional licenses, known addresses, marriages and divorces.

         Other individual state data available in AutoTrack Plus for various states includes citizen profiles, professional licenses, vehicle and vessel registrations, drivers' licenses, marriages, secretary of state filings and other specialized data. These state databases utilize the same search methods as the national databases and users can combine searches of various state and national databases.

         Comprehensive and dossier reports allow users to efficiently and cost-effectively gather all the relevant information available in AutoTrack Plus on the subject of their search in a clear and convenient format. These reports, which can be either national or statewide in their scope, eliminate the user's need for further searches and provide the most complete amount of information in the shortest time.

         SOS+ allows users to order public records in a batch mode or to access AutoTrack Plus on-line in an inter-active session.

         DATACASE. DataCase provides information on New York Supreme Court civil cases from twelve New York City metropolitan area counties and Erie County, as well as judgment, docket and lien information for the New York City boroughs. Users also have access to the New York State Attorney registration information and New York County Clerk records. DataCase, allows users to monitor the status of pending cases and current case activity in the New York Unified Court System ("NYUCS"), and access both motion calendars and appearance calendars to assist in scheduling and planning. DataCase allows the user to discover the litigation histories of parties, uncover litigation patterns and practices of individuals and companies and determine which law firms and state justices have been involved in particular litigation. In addition, DataCase allows users to search for data or specific court judgments and liens in the New York City area. Searches can be performed by case name, law firm, specific county, defendant, plaintiff or other information.

         RESEARCH AND DEVELOPMENT

         The EIG's research and development efforts include utilizing the newest and most advanced microprocessor-based technologies to upgrade its existing computer infrastructure. As of December 1997, the EIG maintained over 16.0 terabytes of online data storage, which is continually being expanded.

         The prominent advantages of the EIG's open architecture mass storage file systems, which the EIG continues to enhance, are large file size, fast index retrieval and real-time redundant fault tolerances, as well as the ability to link dissimilar data elements through intelligent indexing. Distributed processing in an open architecture environment and multi-tiered client server methodology afford the EIG the ability to seamlessly address multiple file types and utilize idle processor resources across the EIG system infrastructure.

         The EIG focuses additional research and development efforts on EIG delivery methods and on enhancing its products and providing new products and capabilities to its customers. The EIG is currently developing and testing its internet interface for users with high security requirements, particularly law enforcement. The EIG is also currently developing, and expects to introduce during 1998, an intranet HTML-based delivery method as an alternative to its DOS-based delivery methods. See "Products."

CUSTOMERS

         EIG has increased its customer base rapidly over the last three years, from approximately 1,000 active customers in December 1994 to approximately 10,000 active customers in December 1997.

         Initially, EIG's products were used primarily by insurance companies to investigate claims and later expanded to law enforcement agencies and licensed investigation firms. Currently, the products are provided to law enforcement and other governmental agencies, licensed investigation firms, law firms, insurance companies and other qualified entities. The EIG reserves the right to refuse, or withdraw without notice, access to its products and has established procedures designed to restrict access to its system and certain products to qualified individuals. As of December 31, 1997, the Company had approximately 20 employees dedicated to receiving phone calls from potential customers' accounts, processing orders and verifying the credentials and references of each potential customer by reviewing professional licenses, credit reports, references and other relevant credentials in order to verify the customer and its intended use of information. Once an application has been approved, the customer signs a subscription agreement which provides the terms and conditions governing use of and access to the EIG's products. A standard subscription agreement includes a disclaimer of any warranties on the data and indemnification of the EIG for liabilities resulting from the customer's use of the data.

         Once a customer has been approved, the EIG delivers its software with instructions to call for a password and assistance on installation. A technical support staff of approximately 40 people provides customers with any needed assistance on an on-going basis, without charge. This service is avilable 24 hours a day, 7 days a week, 52 weeks a year.

         The EIG has implemented a pricing plan that seeks to attract new subscribers and to increase usage. The primary component of the EIG pricing structure is a per-minute connection fee. Users access the database by calling a toll free number by modem from their computers. The per-minute fee currently ranges from $.50 to $1.50 per minute. The EIG does not currently charge an installation or fixed monthly fee to its customers.

         The EIG is increasing its participation in key trade shows, advertising in a wider range of trade journals and publications, and instituting several direct mail campaigns targeted at specific market segments.

GOVERNMENT REGULATION

         Regulation of access to information for public usage varies from state to state. Therefore, the amount of information available in particular states may vary. In Florida and Texas, the two states in which the EIG does the most significant amount of its business, access to records is relatively unrestricted. In these states, all government records are specifically made public by law unless excluded by a specific statutory exception. Such exceptions exist primarily with respect to some criminal history information, which, when an exception is applicable, generally may only be provided to law enforcement agencies for specific purposes. The EIG cannot predict whether the degree of regulation in any particular state will change, or whether the federal government will implement any regulations with respect to access to specific information.

INFORMATION ACCESS ISSUES

         Database Technologies, Inc. together with 13 other leading information industry companies, formed the Individual Reference Services Group ("IRSG") which in December, 1997 adopted self-regulatory principles governing the dissemination and use of data that help identify, verify or locate individuals. In order to develop a set of principles that balance legitimate privacy concerns and the need for access to personal information, particularly to facilitate law enforcement and combat fraud, the IRSG worked closely with the Federal Trade Commission, which issued a report to Congress commending the IRSG for its self-regulatory efforts. The principles adapted by the IRSG members impose significant restrictions on the access to and distribution of non-public information. Furthermore, IRSG members have agreed that information from non-public sources about persons identifiable as minors will not be made available to either the public or commercial and professional markets. Lastly, such principles provide for enforcement mechanisms including yearly audits by qualified independent auditors.

                           PATENT ENFORCEMENT BUSINESS

         The Company operates in the patent enforcement business through its Patlex subsidiary which has been engaged in the patent exploitation and enforcement business since late 1979. Patlex owns a 64% interest in the royalty income from, and a 42.86% ownership interest in, the "Laser Patents" which derive from patent applications originally filed by Dr. Gordon Gould in 1959. Patlex is also the exclusive licensing agent for the Laser Patents. The patent enforcement business includes the identification of laser products and laser applications which infringe the Laser Patents and the execution of licensing agreements through normal commercial negotiations or pursuant to settlements of litigation brought against infringers of the Laser Patents.

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

         There were no expenses relating to litigation of the Laser Patents during 1997.

         PATENT LICENSING AGREEMENTS. Patlex is the exclusive licensing agent for the Laser Patents. As licensing agent, Patlex actively pursues its patent licenses, which require manufacturers and users who exploit the inventions claimed in the Laser Patents to report and pay royalties to Patlex. Patlex then distributes these royalties among itself and the other parties holding interests in the royalty income. Patlex actively monitors the laser industry to identify infringers and new laser applications which infringe the Laser Patents. The agreements into which Patlex enters generally fall into three categories: (i) license agreements with manufacturers of lasers or laser systems that use the inventions claimed in the Laser Patents; (ii) license agreements with users of lasers or laser systems that use the inventions claimed in the Laser Patents; and (iii) settlement agreements which require a payment of a specific sum of money for past infringement of certain of the Laser Patents but do not include a grant of a license to make, use or sell any product that utilizes the inventions claimed in the Laser Patents. As of December 31, 1997, Patlex had agreements with a total of 219 companies, including users and manufacturers representing a cross-section of industries in the United States. Of such agreements, 182 were licensing agreements with manufacturers who had an obligation to report and pay royalties on the sale of lasers or laser systems which use the Laser Patents. The Company believes the majority of the commercial laser manufacturers in the United States, as well as a majority of manufacturers importing lasers into the United States, have been licensed.

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

         The agreements with both manufacturers and users generally provide for one or more "lump sum" payments in consideration of nonexclusive licenses for certain applications of all of the Laser Patents and a release of all claims for damages from past infringements. Substantially all of the licenses also provide for future royalty payments if the licensee engages in the manufacture or sale of lasers subject to the Laser Patents. In contrast, substantially all of the licenses with licensees that use, but do not manufacture or sell products covered by, the Laser Patents, provide only for a one-time lump sum payment for past infringement. As a result of licensing efforts to date, royalties from past infringements are expected to be minimal in the future. The two largest licensees accounted for 11.8% and 11.3% of the Laser Patent royalties during the fiscal year ended December 31, 1997. The Company believes that in the event either one or both of these licensees ceases manufacturing licensed laser products, the impact on Patlex's revenues would be temporary, as it is anticipated that other manufacturers would satisfy the overall demand for such licensed laser products.

COMPETITION

         The electronic information industry is competitive and characterized by rapid technological change and the entry into the field of large and well-capitalized companies as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly internationally with large, well-established information providers. These competitors offer a wide variety of information services ranging from news to legal databases which allow them to offer their product to larger customer bases and to more easily attract customers to their products.

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

EMPLOYEES

         At December 31, 1997, the Company had 215 full-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES

         The Company's Electronic Information Group currently leases approximately 42,000 square feet of office space in Pompano Beach, Florida to conduct its business. In January, 1998, the Company's Electronic Information Group executed a lease for approximately 150,000 square feet in Boca Raton, Florida to provide for EIG's growth. The Company's patent enforcement business currently leases approximately 3,000 square feet in Las Vegas, Nevada. The Company believes that these facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may be involved in litigation from time to time in the ordinary course of its business. The Company is not currently involved in any material litigation, or, to its knowledge, is any material litigation currently threatened.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

NAME                          AGE           POSITION WITH THE COMPANY
----                          ---           -------------------------

Frank Borman                  70         Chairman of the Board of Directors
Charles A. Lieppe             53         President and Chief Executive Officer
                                           and Director
George A. Bruder, Jr.         42         Senior Vice President, Operations
Thomas J. Hoolihan            41         Vice President and General Counsel
Timothy M. Leonard            39         Vice President, Finance, Treasurer and
                                           Chief Financial Officer
J. Henry Muetterties          43         Vice President and Secretary

         Mr. Borman has been Chairman of the Company since 1988. From August 1988 until August 1996, he served as Chief Executive Officer of the Company and as its President from February 1989 until August 1996. Mr. Borman served as a director of AutoFinance Group, Inc. ("AFG") from 1990 until September 27, 1995 and served as Chairman of AFG's Board of Directors from December 1992 until September 27, 1995. Mr. Borman currently serves as a member of the Board of Directors of The Home Depot, Inc., Thermo Instruments Systems, American Superconductor Corporation and is also a member of the Board of Trustees of the National Geographic Society.

         Mr. Lieppe was elected President and Chief Executive Officer of the Company in August, 1997 and a member of the Board of Directors. From April, 1996 through February, 1997, Mr. Lieppe was President and Chief Executive Officer of Nabisco International. From 1991 through November, 1995, Mr. Lieppe was President and Chief Executive Officer of Berol Corporation.

         Mr. Bruder was elected Senior Vice President of Operations in November, 1997. He has held various positions of the Company since August,1994. Prior to joining the Company, Mr. Bruder worked in various capacities at the Broward Sherriff's office from June, 1982 to August, 1994.

         Mr. Hoolihan was elected Vice President and General Counsel of the Company in November, 1997. From January, 1989 until November, 1997, Mr. Hoolihan served in various capacities at Unilever United States, Inc. ("UNUS"), most recently as Associate General Counsel - Corporate and Assistant Secretary of UNUS.

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

         Mr. Muetterties was elected Vice President and Secretary on August 20, 1996. Beginning in May 1989, he was the Vice President, General Counsel and Secretary of Patlex and was the Corporate Licensing Counsel for Patlex since March 1988.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until March 17, 1996, the Patlex Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "PTLX." The Patlex Common Stock began trading on the Nasdaq National Market on March 18, 1996 under the symbol "PTLX." The Company's Common Stock began trading on the Nasdaq National Market on August 20, 1996 under the symbol "DBTO," until September 17, 1997 when the stock was listed on the New York Stock Exchange under the symbol "DBT".

         The following table sets forth the high and low sales prices of a share for the Company's and/or Patlex's Common Stock, for the indicated quarters of 1996 and 1997, as reported on The Nasdaq Stock Market and the New York Stock Exchange.

                                              HIGH                      LOW

1996
First Quarter                                $23.75                    $ 6.63
Second Quarter                                27.75                     15.13
Third Quarter                                 24.00                     17.88
Fourth Quarter                                21.25                     11.25

1997
First Quarter                                $22.88                    $15.00
Second Quarter                                29.00                     17.78
Third Quarter                                 32.88                     21.50
Fourth Quarter                                34.75                     24.75

         The number of record holders of the Company's Common Stock as of March 16, 1998 was 522. The Company believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

         The Company has not paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company as of and for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the audited financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company, and notes thereto, included elsewhere in this Report.

                                                            YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------
                                     1997(2)        1996(1)          1995            1994            1993
                                    -------        -------           ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues                          $ 30,876,100   $ 16,321,300    $  8,076,300    $  2,751,100    $    477,400
Patent royalties                     6,669,700      2,382,000            --              --              --
                                  ------------   ------------    ------------    ------------    ------------
  Total revenues and
    royalties                       37,545,800     18,703,300       8,076,300       2,751,100         477,400

Cost of revenues                    15,376,200      8,996,300       3,372,300         856,200         180,000
Selling and promotion                3,467,100      1,930,400       1,025,700         287,100           7,900
Research and development             2,364,000      2,052,300       1,017,000         552,700         120,000
General and administrative           8,716,800      4,814,800       1,908,100         609,900         175,400
Loss on IRB transaction                   --             --         1,660,100            --              --
                                  ------------   ------------    ------------    ------------    ------------
Total expenses                      29,924,100     17,793,800       8,983,200       2,305,900         483,300
                                  ------------   ------------    ------------    ------------    ------------
Income  (loss) from
  operations                         7,621,700        909,500        (906,900)        445,200          (5,900)

Interest (expense)
  income, net                        1,467,400       (159,100)        (76,100)        (15,400)         82,900
                                  ------------   ------------    ------------    ------------    ------------
Income  (loss) before
  income taxes                       9,089,100        750,400        (983,000)        429,800          77,000
Provision for income taxes           3,090,900        231,000         208,700            --              --
                                  ------------   ------------    ------------    ------------    ------------
Net income (loss)                 $  5,998,200   $    519,400    $ (1,191,700)   $    429,800    $     77,000
                                  ============   ============    ============    ============    ============
Basic net income (loss) per
  share                           $       0.35   $       0.04    $      (0.13)   $       0.05    $        .01
                                  ============   ============    ============    ============    ============
Basic weighted average shares
  outstanding                       17,135,600     12,128,400       8,835,600       7,875,200       6,890,900
                                  ============   ============    ============    ============    ============
Diluted net income (loss) per
  share                           $       0.33   $       0.04    $      (0.13)   $       0.05    $       0.01
                                  ============   ============    ============    ============    ============
Diluted weighted average shares
  outstanding                       18,015,100     12,354,600       8,835,600       7,875,200       6,890,900
                                  ============   ============    ============    ============    ============



                                                            AS OF DECEMBER 31,
                                      ----------------------------------------------------------------
                                      1997            1996           1995          1994           1993
                                      ----            ----           ----          ----           ----
BALANCE SHEET DATA:
Working capital
  (Deficit)                      $ 53,482,600    $ 4,207,500     $  508,500     $   (4,400)     $(36,000)
Total assets                       84,608,500     29,556,000      6,557,200      1,524,500       260,800
Total debt                                         2,981,300      2,641,600        684,700        11,000
Stockholders' equity               75,647,100     18,230,500      2,598,400        552,300       138,500

(1) The 1996 Statement of Operations includes the results of Patlex from August 20, 1996 through December 31, 1996.
(2) The 1997 Statement of Operations includes the results of The Information Connectivity Group from August 1, 1997 through December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this Report. This Report contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Report.

OVERVIEW OF THE COMPANY

         The Company is a holding company with businesses that serve the electronic information and patent enforcement industries. Its electronic information businesses are on-line providers of integrated database services and related reports primarily to law enforcement and other government agencies, law firms, insurance companies and licensed investigation companies. Its patent enforcement business is engaged in the exploitation and enforcement of two laser patents and generates its revenues through patent royalties.

ELECTRONIC INFORMATION GROUP

         The Electronic Information Group's ("EIG") revenues increased 89% to $30,876,100 for the year ended December 31, 1997 from $16,321,300 for 1996.
Without regard to acquisitions, EIG revenues increased 85%.

         The increase in EIG's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on-line. During 1997, active customers (defined as customers accessing the system in a given month) increased 69% to approximately 10,000 as of December 31, 1997 from 5,900 as of December 31, 1996. During 1996 active customers increased 90% to 5,900 active customers from 3,100 active customers as of December 31, 1995.

         During the year ended December 31, 1997, total system usage was 20.6 million minutes, up from 11.5 million minutes in 1996 and 5.8 million minutes in 1995, an increase of 79% and 98%, respectively. Revenues from on-line charges in 1997 were $24,513,900, compared to $15,397,400 in 1996, and $7,259,300 in 1995, an increase of 59% in 1997 and 112% in 1996. In 1997, EIG's average revenue per active customer was approximately $3,100. By comparison in 1996 and 1995, the average revenue per average active customer was $3,000 and $3,500, respectively.

         EIG's cost of revenues increased 63% to $13,677,800 in 1997 from $8,374,300 in 1996. As a percentage of EIG revenues, cost of revenues decreased to 44.3% from 51.3% in 1996. In addition to the acquisition of ICON, the dollar increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's cost of revenues increased 148% to $8,374,300 in 1996 from $3,372,300 in 1995 and increased to 51.3% as a percentage of total revenues from 41.8% in 1995. The increase was due primarily to increases in both purchased data costs and depreciation expense.

         EIG's selling and promotion expenses increased 80% to $3,467,100 in 1997 from $1,930,400 in 1996. The increase was primarily due to the acquisition of ICON and increases in payroll, advertising and trade show expenses. As a percentage of EIG revenues, selling and promotion decreased to 11.2% in 1997 from 11.8% in 1996.

         EIG's selling and promotion expenses increased 88% to $1,930,400 in 1996 from $1,025,700 in 1995. The increase was primarily due to increases in payroll and trade show expenses. As a percentage of total revenues, selling and promotion decreased to 11.8% in 1996 from 12.7% in 1995.

         The EIG's research and development expenses increased 15% to $2,364,000 in 1997 from $2,052,300 in 1996. The EIG's research and development expenses increased 102% in 1996 to $2,052,300 from $1,017,000 in 1995. These increases were caused by increases in payroll and related expenses. As a percentage of EIG's total revenues, research and development expenses decreased to 7.7% in 1997 from 12.6% in 1996 and 12.6% in 1995.

         EIG's general and administrative expenses increased 75% in 1997 to $7,673,700 from $4,395,800 in 1996. EIG's general and administrative expenses increased 130% in 1996 to $4,395,800 from $1,908,100 in 1995. The increases were due to increases in rent, public company expenses, goodwill amortization and payroll and related expenses. As a percentage of EIG's total revenues, general and administrative expenses decreased to 24.9% in 1997 from 26.9% in 1996 and 23.6% in 1995.

PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group ("PEG") increased 180% to $6,669,700 for the year ended December 31, 1997 compared to $2,382,000 for 1996. The 1996 revenues of PEG are included from August, 1996, the date of its acquisition by the Company. PEG's cost of revenues increased to $1,698,100 from $622,000 for the period from August, 1996 through December 31, 1996 and consists solely of the amortization of its patents. The PEG's general and administrative expenses increased to $1,043,100 for the year ended December 31, 1997 from $419,000 for the period from August, 1996 through December 31, 1996.

OPERATING PROFIT

         The EIG contributed $3.7 million in operating profit for the year ended December 31, 1997 compared to an operating loss of $432,000 for 1996. PEG contributed $3.9 million in operating profit for the year ended December 31, 1997 compared to $1.3 million for 1996.

         On a consolidated basis, the Company's operating profit (loss) was $7,621,700 for the year ended December 31, 1997 compared to $909,500 and ($906,900) for 1996 and 1995, respectively.

INTEREST INCOME (EXPENSE)

         Net interest income was $1,467,400 in 1997 compared to net interest expense of $159,100 and $76,100 in 1996 and 1995, respectively. The net interest income is due to the Company's investment earnings on proceeds from the issuance of common stock in May, 1997.

INCOME TAXES

         The Company's effective income tax rate was 34% in 1997 compared to 32% in 1996 and 21% in 1995. The 1997 effective rate was favorably impacted by a research and development tax credit. The 1996 effective rate was favorably, impacted by a research and development tax credit, offset by non-deductible merger expenses and state income taxes. The 1995 effective tax rate is lower due to the Company being treated as an S Corporation for part of that year.

LOSS ON IRB TRANSACTION

         The Company's 1995 consolidated statements of operations reflects a loss of $1,660,100 corresponding to the costs incurred by DBT in a transaction with International Research Bureau, Inc. ("IRB"). Effective July 1, 1995, Database Technologies, Inc. ("DBT") purchased for cash and stock all of the outstanding shares of IRB's common stock. Subsequent to the acquisition, management of DBT re-evaluated the future potential of IRB's core document retrieval business and concluded that IRB's assets, other than its on-line customer list, had no future value to DBT. Factors which led DBT's management to this evaluation included the conclusions that DBT's technology was superior to IRB's, and that IRB's data was duplicative of data which DBT already possessed. On December 13, 1995, IRB's shares were transferred back to the original owners of IRB in exchange for DBT common stock. Because DBT's ownership of IRB was temporary, DBT accounted for its investment in IRB using the equity method.

         As a result of these transactions, DBT acquired IRB's customer list for its on-line business and was granted a covenant not to compete. Management's estimate of the fair value of the acquired assets, totaling $198,600, was recorded on DBT's balance sheet. The costs associated with this transaction included a cash payment of $1,000,000 and the issuance of DBT common stock valued at $485,700 (after accounting for the returned shares). The Company's loss of $1,660,100 was calculated after writing down the Company's investment in IRB and other costs totaling $373,000.

NET INCOME

         In 1997 the Company had net income of $5,998,200 compared to $519,400 in 1996 and a loss of $1,191,700 in 1995. The increase in net income is due to significant increase in operating profit of the Electronic Information Group, the full year effect of the PEG business (acquired in August, 1996) and the investment income generated on the proceeds from the issuance of Common Stock in May, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $9,031,600 and $1,386,500 in 1997 and 1996, respectively. The Company's capital expenditures of $6,421,100 and $5,300,700 in 1997 and 1996, respectively, were primarily attributable to the acquisition of computer equipment for EIG. The Company had working capital at December 31, 1997 of $53,482,600 (including cash and cash equivalents of $7,689,800) compared to $4,207,500 (including cash and cash equivalents of $6,965,600) at December 31, 1996. The increase in 1997 was due to the growth of EIG and issuance of Common Stock in May, 1997.

         The Company expects to fund future working capital requirements from its existing cash and short-term investment balances together with cash generated from operations. If necessary, other sources of capital available to the Company may include access to the capital markets and additional bank borrowings.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

RISKS ASSOCIATED WITH THE YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company intends to conduct an analysis in 1998 to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. The Company is not able to estimate the costs associated with the Year 2000 issue. The modification costs incurred in connection with Year 2000 compliance will be expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DBT ONLINE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE

Report of Deloitte & Touche LLP, Independent Auditors                                        17

Consolidated Balance Sheets at December 31, 1997 and 1996                                    18

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                                           19

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995                                               20

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                                           21

Notes to Consolidated Financial Statements                                                   22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the consolidated balance sheets of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DBT Online, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 11, 1998

                        DBT ONLINE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               AT DECEMBER 31,
                                                                            -------------------
                                                                            1997           1996
                                                                            ----           ----
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $  7,689,800   $  6,965,600
  Accounts receivable, less allowance:
    1997 - $330,000; 1996 - $250,000                                       4,448,800      2,397,600
  Short-term investments                                                  44,207,200
  Prepaid expenses and other current assets                                1,681,300        464,800
  Prepaid income taxes                                                       217,300
                                                                        ------------   ------------
            Total current assets                                          58,244,400      9,828,000

Property and equipment, net                                                9,034,000      6,064,300
Patents, less amortization:
    1997 - $2,317,300; 1996 - $622,300                                    11,525,400     13,220,500
Goodwill, less amortization:
    1997 - $344,200                                                        5,463,100
Other assets                                                                 341,600        443,200
                                                                        ------------   ------------
TOTAL ASSETS                                                            $ 84,608,500   $ 29,556,000
                                                                        ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                              $  3,766,600   $  1,975,500
  Current portion of long-term debt                                                       1,415,500
  Bank line-of-credit                                                                       200,000
  Due to other patent interest holders                                       995,200      1,411,300
  Income taxes payable                                                                      618,200
                                                                        -------------  ------------
            Total current liabilities                                      4,761,800      5,620,500


LONG-TERM DEBT, less current portion                                                      1,365,800
DEFERRED INCOME TAXES                                                      4,199,600      4,339,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.10 per value, 40,000,000 shares authorized;
    18,388,626 and 15,447,612 shares, issued and outstanding at
    December 31, 1997 and 1996, respectively                               1,838,900      1,544,800
  Additional paid-in capital                                              68,564,600     17,440,300
  Retained earnings(deficit)                                               5,243,600       (754,600)
                                                                        ------------   ------------
         Total stockholders' equity                                       75,647,100     18,230,500
                                                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 84,608,500   $ 29,556,000
                                                                        ============   ============


                 See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                       1997              1996            1995
                                                       ----              ----            ----
Revenues                                            $ 30,876,100     $16,321,300    $  8,076,300
Patent royalties                                       6,669,700       2,382,000
         Total revenues and royalties               ------------     -----------    ------------
                                                      37,545,800      18,703,300       8,076,300
                                                    ------------     -----------    ------------
Cost of revenues                                      15,376,200       8,996,300       3,372,300
Selling and promotion                                  3,467,100       1,930,400       1,025,700
Research and development                               2,364,000       2,052,300       1,017,000
General and administrative                             8,716,800       4,814,800       1,908,100
Loss on IRB transaction                                                                1,660,100
                                                    ------------    ------------    ------------
         Total expenses                               29,924,100      17,793,800       8,983,200
                                                    ------------    ------------    ------------

Income (loss) from operations                          7,621,700         909,500        (906,900)
Interest income (expense), net                         1,467,400        (159,100)        (76,100)
                                                    ------------    ------------    ------------
Income (loss) before income taxes                      9,089,100         750,400        (983,000)

Provision for income taxes                             3,090,900         231,000         208,700
                                                    ------------    ------------    ------------

Net income (loss)                                   $  5,998,200    $    519,400    $ (1,191,700)
                                                    ============    ============    ============

Net income (loss) per share (basic)                 $       0.35    $       0.04    $      (0.13)
                                                    ============    ============    ============
Weighted average shares outstanding (basic)           17,135,600      12,128,400       8,835,600
                                                    ============    ============    ============

Net income (loss) per share (diluted)               $       0.33    $       0.04    $      (0.13)
                                                    ============    ============    ============
Weighted average shares outstanding (diluted)         18,015,100      12,354,600       8,835,600
                                                    ============    ============    ============

Pro Forma:
  Provision for income taxes                                                        $    247,600
                                                                                    ============
  Net income (loss)                                                                 $ (1,230,600)
                                                                                    ============
  Net income (loss) per share (diluted and basic)                                   $      (0.14)
                                                                                    ============



                 See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                               -------------------------       ADDITIONAL       RETAINED
                                                 NUMBER                          PAID-IN        EARNINGS
                                               OF SHARES       PAR VALUE         CAPITAL        (DEFICIT)         TOTAL
                                               ---------       ---------       ---------        ---------         -----
BALANCE at January 1, 1995                      7,875,290      $    7,800       $  74,700      $   469,800     $  552,300
  S Corporation distributions                                                                     (117,400)      (117,400)
  Record distribution payable and
    other adjustments upon
    S Corporation termination                                                     230,700         (434,700)      (204,000)
  Stock issued for acquisition of
    assets, net                                   385,102             400         485,300                         485,700
  Issuance of common stock for
    cash                                        1,994,856           2,000       3,071,500                       3,073,500
  Net loss                                                                                      (1,191,700)    (1,191,700)
                                               ----------       ---------      ----------       ----------     ----------
BALANCE at December 31, 1995                   10,255,248          10,200       3,862,200       (1,274,000)     2,598,400

  Change in par value                                           1,015,400      (1,015,400)
  Stock issued for acquisition                  5,131,702         513,200      14,235,100                      14,748,300
  Exercise of stock options                        60,662           6,000         137,000                         143,000
  Stock options issued for
    services, net of income taxes                                                 221,400                         221,400
  Net income                                                                                       519,400        519,400
                                              ----------       ----------    -----------        ----------     ----------
BALANCE at December 31, 1996                   15,447,612       1,544,800      17,440,300         (754,600)    18,230,500

  Exercise of stock options                       106,190          10,600         865,300                         875,900
  Issuance of common stock for
    cash                                        2,690,000         269,000      46,543,000                      46,812,000
  Stock issued for acquisition                    144,824          14,500       3,473,900                       3,488,400
  Tax benefit of stock options                                                    242,100                         242,100
  Net income                                                                                     5,998,200      5,998,200
                                               ----------      ----------     -----------       ----------    -----------
BALANCE at December 31, 1997                   18,388,626      $1,838,900     $68,564,600       $5,243,600    $75,647,100
                                               ==========      ==========     ===========       ==========    ===========


                 See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                         1997                  1996              1995
                                                                         ----                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $5,998,200            $519,400        $(1,191,700)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization                                       5,586,600           3,016,500            941,900
    Deferred income taxes                                                (139,600)           (536,000)           141,400
    Tax benefit of stock options                                          242,100
    Stock options issued for services                                                         355,000
    Loss on IRB transaction                                                                                    1,660,100
  Changes in operating assets and
    liabilities:
    Accounts receivable                                                (1,866,300)           (922,000)          (789,300)
    Prepaid expenses and other current assets                          (1,193,800)           (159,300)          (143,900)
    Accounts payable and accrued
      liabilities                                                       1,656,000             (11,700)           888,400
    Due to other patent interest holders                                 (416,100)            120,800
    Income taxes                                                         (835,500)           (996,200)
                                                                      -----------         -----------        -----------
      Net cash provided by operating
           activities                                                   9,031,600           1,386,500          1,506,900

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                     (6,421,100)         (5,300,700)        (3,115,600)
  IRB transaction                                                                                             (1,373,000)
  Cash (used) acquired in acquisition                                  (2,487,300)          8,505,100
  Decrease (increase) in other assets                                     101,600              49,300           (240,900)
  Purchase of short-term investments                                  (44,207,200)
                                                                      -----------         -----------        -----------
         Net cash (used in) provided by
           investing activities                                       (53,014,000)          3,253,700          (4,729,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               46,812,000                              3,073,500
  Net change in bank line-of-credit                                      (200,000)            100,000            100,000
  Proceeds from exercise of stock options                                 875,900             143,000
  Proceeds from long-term debt borrowings                                                   1,500,000          2,364,000
  Repayments on long-term debt                                         (2,781,300)         (1,260,300)          (507,100)
  Repayment of note payable, shareholder
    and other                                                                                 200,000
  S Corporation distributions                                                                                   (321,400)
                                                                      -----------         -----------        -----------
         Net cash provided by financing
           activities                                                  44,706,600             682,700          4,709,000
                                                                      -----------         -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 724,200           5,322,900          1,486,400
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                               6,965,600           1,642,700            156,300
                                                                      -----------         -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 7,689,800         $ 6,965,600        $ 1,642,700
                                                                      ===========         ===========        ===========


                 See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DBT Online, Inc. (the "Company"), through its Database Technologies, Inc. ("DBT") and The Information Connectivity Group, Inc. ("ICON") subsidiaries is engaged in the electronic information retrieval industry which provides on-line, real-time access to public records. The Company, through its Patlex Corporation ("Patlex") subsidiary, is involved in the patent enforcement and exploitation business whereby the Company collects royalty fees from a group of laser patents.

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

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a remaining original maturity at the date of purchase of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the assets. Useful lives range from five to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

         PATENTS AND GOODWILL - The patent costs are amortized on a straight-line basis over the remaining lives of the patents. Goodwill is amortized on a straight-line basis over seven years.

         CARRYING VALUE OF LONG-LIVED ASSETS - Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Assets, if any, which management has committed to a plan to dispose, whether by sale or abandonment, are reported at the lower of carrying amount or fair value, less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions.

         REVENUE RECOGNITION - The Company recognizes revenue at the time of customer access. Accounts receivable are primarily with law enforcement agencies, insurance companies, law firms and other licensed investigation companies. Patent royalties are recognized pursuant to license agreements that require the licensees to periodically report activity to the Company. The Company's customers are numerous and spread over a wide geographic area. As such, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

         RESEARCH AND DEVELOPMENT COSTS - Costs for research and development activities are expensed as incurred and aggregated $2,364,000, $2,052,300 and $1,017,000 for years ended December 31, 1997, 1996 and
         1995, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of long-term debt approximates fair value due to its stated interest rate approximating a market rate.

         NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares outstanding. Diluted net income (loss) per share is determined by dividing net income (loss) by the weighted average shares outstanding including the effect of stock options, if dilutive. The weighted average number of shares for stock options included in the diluted weighted average shares outstanding were 879,500 and 226,200 in 1997 and 1996, respectively.

         RECLASSIFICATIONS - Certain amounts have been reclassified to conform with the 1997 presentation.

         NEW ACCOUNTING PRONOUNCEMENTS - The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, in 1997. In accordance with SFAS No. 128, the Company has restated all prior-period earnings per share data to conform with the provisions of this pronouncement.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in the stockholders' equity during a period exclusive of stockholder investments and distributions to stockholders. For the Company, in addition to net income (loss), comprehensive income includes changes in net unrealized gains (losses) on "available for sale" marketable securities. In June 1997 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segments as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No's. 130 and 131 are effective for the Company's 1998 fiscal year (exclusive of the quarterly segment data under SFAS No. 131 which is effective the following fiscal year) and requires comparative information for earlier periods presented. The Company has not yet determined the effect, if any, that the application of the provisions of SFAS No's. 130 and 131 may have on the Company's reported financial position and results of operations.

2.       ACQUISITIONS

         On August 1, 1997, the Company acquired all of the stock of ICON. The consideration paid included both cash of $2.5 million and common stock of the Company valued at $3.5 million. For accounting purposes, the transaction was treated as a purchase. The Company recorded goodwill of approximately $5.8 million in connection with this acquisition which is being amortized over seven years. Had the acquisition of ICON been consummated as of January 1, 1996, the pro forma results of operations for the Company would not have been materially affected.

         On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with Database Technologies, Inc. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex owned approximately 33.2% of the Company and the former owners of Database Technologies, Inc. owned 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, this transaction was treated as a purchase of Patlex with DBT as the accounting acquirer.

         The purchase price was determined based on the 5,895,428 shares of Company common stock and stock options issued (based on the number of shares of Patlex common stock and options to purchase Patlex common stock outstanding immediately prior to the merger, as prescribed by the merger agreement) which were valued at $14,060,000 together with transaction costs of $689,000 and was allocated to Patlex's assets and liabilities based upon their estimated fair values at August 20, 1996. A summary of such allocation follows:

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

         If the merger and reorganization had been completed on January 1, 1995, pro forma results for the years ended December 31, 1996 and 1995 would be as follows (the pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the merger and reorganization been completed as of January 1, 1995):

                                                       PRO FORMA (UNAUDITED)
                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1996            1995
                                                       ----            ----

         Revenue                                    $24,017,300     $15,094,300
         Net Income                                 $ 2,688,200     $   801,300
         Net Income Per Share (basic and diluted)   $      0.17     $      0.06

3.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                                     AT DECEMBER 31,
                                                -----------------------
                                                1997               1996
                                                ----               ----

         Computer equipment                   $15,209,300        $ 9,041,800
         Office furniture and equipment           795,500            442,500
         Leasehold improvements                   277,300            169,500
                                              -----------        -----------
         Total cost                            16,282,100          9,653,800
         Less: Accumulated depreciation        (7,248,100)        (3,589,500)
                                              -----------        -----------
         Property and equipment, net          $ 9,034,000        $ 6,064,300
                                              ===========        ===========

         Depreciation expense was $3,547,300, $2,394,200 and $885,200 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.       SHORT-TERM INVESTMENTS

         At December 31, 1997, short-term investments consist of the following:

         State and municipal bonds                               $37,026,500
         (including accrued interest of $544,300)
         Certificates of deposit                                   7,180,700
                                                                 -----------
         (including accrued interest of $85,700)
                 Total                                           $44,207,200
                                                                 ===========

         STATE AND MUNICIPAL BONDS - The Company has investments in state and municipal bonds that are classified as available-for-sale. At December 31, 1997, the Company's cost of such securities approximated market value and there were approximately $66,000 of gross unrealized gains and losses with respect to such securities. During 1997 there were no sales of any of the Company's state and municipal bonds. At December 31, 1997, these investments have contractual maturities as follows:

         Within one year                                        $  12,829,900
         After one through five years                              17,915,100
         After five through ten years                               1,509,700
         After ten years                                            4,227,500
                                                                -------------
                                                                $  36,482,200
                                                                =============

         Certain of the Company's state and municipal bonds are concentrated in specific geographic regions. The states in which a significant component of these investments resided at December 31, 1997 were as follows:

         Florida                                                $13,725,500
         Texas                                                    6,393,600
         Washington                                               3,314,700
         California                                               2,934,200
         Others                                                  10,114,200
                                                                -----------
                                                                $36,482,200
                                                                ===========

         CERTIFICATES OF DEPOSIT - At December 31, 1997, the Company had placed $7.1 million with an individual who brokers certificates of deposit. The broker operates his trust function in the form of a sole proprietorship and sources his certificates of deposit through small financial institutions and other certificate of deposit brokers. The nature of this arrangement could cause the Company to be placed in the position of an unsecured creditor with respect to this individual, which situation creates a significant concentration of credit risk. The Company's agreements with this broker call for the maturity of these arrangements on various dates through May 6, 1998. Subsequent to December 31, 1997, the Company began to allow its arrangements with this broker to mature and through March 11, 1998 had received $2.5 million of its original investment.

5.       PATENTS

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

6.       DEBT

         Long-term Debt consists of the following at December 31, 1996:

         Note payable to a commercial bank with monthly
           principal installments of $7,680 plus interest
           at 7.65% at December 31, 1996. The note matures
           in November 1997                                       $   84,400
         Note payable to a commercial bank with monthly
           principal installments of $6,944 plus interest
           at 7.65% at December 31, 1996. The note matures
           in November 1997                                           76,400
         Note payable to a commercial bank with monthly
           principal installments of $27,778 plus interest
           at 7.74% at December 31, 1996. The note matures
           in July 1998                                              527,800
         Note payable to a commercial bank with monthly
           principal installments of $41,667 plus interest
           at 7.95% at December 31, 1996. The note matures
           in June 1999                                            1,250,000
         Note payable to a commercial bank with monthly
           principal installments of $35,111 plus interest
           at 7.85% at December 31, 1996. The note matures
           in December 1998                                          842,700
                                                                  ----------
         Total debt                                                2,781,300
         Less: current portion                                     1,415,500
                                                                  ----------
         Long-term portion                                        $1,365,800
                                                                  ==========

         All debt with the commercial bank was personally guaranteed by the principal shareholder of the Company and secured by substantially all assets of the Company. In addition, the Company was required to maintain certain financial ratios and comply with specified covenants.

         In January, 1997, the Company paid off all of its outstanding debt.

         The Company paid interest of $13,400, $266,700 and $98,800 in 1997, 1996 and 1995, respectively.

7.       STOCKHOLDERS' EQUITY

         The Company announced on September 16, 1997, a two-for-one stock split pursuant to which the Company distributed to each shareholder of record on September 26, 1997 one share of Common Stock for each share of Common Stock outstanding. All share and per share amounts have been restated to give effect to the split.

8.       INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                     1997               1996            1995
                                                                     ----               ----            ----
         Current:
           Federal                                                 $2,980,500        $   667,000       $   61,000
           State                                                      250,000            100,000            6,300
                                                                   ----------        -----------       ----------
                                                                    3,230,500            767,000           67,300
         Deferred:
           Federal                                                   (121,000)          (492,700)          (9,300)
           State                                                      (18,600)           (43,300)          (4,500)
         Deferred tax liability established
           July 1, 1995                                                                                   155,200
                                                                  -----------        -----------       ----------
                                                                     (139,600)          (536,000)         141,400
                                                                  -----------        -----------       ----------
         Provision for income taxes                                $3,090,900        $   231,000       $  208,700
                                                                  ===========        ===========       ==========

         Included in the 1995 provision is $155,200 in deferred income taxes established resulting from the termination of the S Corporation election.

         Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Annual changes in these temporary differences constitute the principal reconciling items between pretax accounting income and taxable income. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                               1997                  1996
                                                               ----                  ----
         Deferred tax liabilities:
           Patents                                             $4,120,900           $4,503,400
           Cash basis accounting                                   66,300              102,400
           Purchased data                                         291,800              102,400
                                                               ----------           ----------
                                                                4,479,000            4,708,200
         Deferred tax assets:
           Depreciation                                            90,100              171,500
           Research and development tax credits                                        110,000
           IRB loss carry forward                                 196,000              196,000
           Reserves and other                                     189,300               87,500
                                                               ----------           ----------
                                                                  475,400              565,000
         Valuation allowance                                     (196,000)            (196,000)
                                                               ----------           ----------
         Net deferred income tax liability                     $4,199,600           $4,339,200
                                                               ==========           ==========

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

         The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                              ----------------------
                                                                              1997       1996   1995
                                                                              ----       ----   ----
         Federal statutory rate                                               34%         34%    (34%)
         Non deductible merger expenses                                                    7
         Tax exempt investment income                                         (1)
         Loss on IRB transaction                                                                  61
         Research and development tax credit                                  (1)        (15)
         Income taxed as an S corporation through July 1, 1995                                   (21)
         Effect of change in tax status from S corporation                                        17
         State income taxes, net of federal income tax benefit                 1           6      (2)
         Other                                                                 1
                                                                            ----        ----    ----
                                                                              34%         32%    21%
                                                                            ====        ====    ====

         The Company paid income taxes of $3,823,500, $1,809,200 and $16,500 in 1997, 1996 and 1995, respectively.

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

10.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         The Company may be involved in litigation from time to time in the ordinary course of its business. DBT is not currently involved in any litigation, or to its knowledge, is any litigation currently threatened that could have a material effect on its financial position or results of operations.

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

         EMPLOYMENT AGREEMENTS

         In March 1991, Patlex entered into an employment agreement with its chairman, Frank Borman, effective January 1, 1991. The agreement provides for minimum annual compensation of $145,000 and provides for an initial three-year employment period which is automatically extended for an additional year on its anniversary date unless the Company notifies him it does not wish to extend the term of the agreement. This agreement has been extended for a three year period year effective April 1, 1997. The 1997 annual compensation rate for Mr. Borman was $160,000.

         In August 1997, The Company entered into an employment agreement with its President and Chief Executive Officer, Charles A. Lieppe, which provides for a four year term beginning August 15, 1997 and ending on August 14, 2001, unless terminated earlier in accordance with certain circumstances. The 1997 annual compensation rate for Mr. Lieppe was $250,000.

         LEASES

         The Company leases all of its office space under agreements expiring on various dates through 2002. Certain of these leases contain three-year renewal options.

         Future minimum payments under operating leases that have non-cancelable terms in excess of one year are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  1998                                         $ 124,700
                  1999                                            83,000
                  2000                                            62,000
                  2001                                            38,500
                  2002                                            17,000

         Rent expense was $568,000, $327,700 and $284,700, respectively, for the years ended December 31, 1997, 1996, and 1995.

         In January, 1998, the Company entered into a lease agreement to lease certain office space over a ten year period. The future minimum payments are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  1998                                        $   206,500
                  1999                                          1,091,000
                  2000                                          1,783,300
                  2001                                          1,823,500
                  2002                                          1,876,300
                  Thereafter through 2008                      11,440,000
                                                              -----------
                      Total                                   $18,220,600
                                                              ===========

11.      STOCK OPTIONS AND BENEFIT PLAN

         STOCK OPTIONS

         The Company has incentive and non-qualified stock option plans for directors and key employees and has 3,000,000 shares of Common Stock reserved for issuance under these plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors and have a term of ten years.

         Option activity, segregated into ranges of exercise prices, is summarized as follows:

                                                        Wtd. Avg                      Wtd. Avg                         Wtd. Avg
                                        Number         Exer. Price       Number      Exer. Price         Number       Exer. Price
                                      of shares          per share     of shares      per share        of shares       per share
                                      ---------        -----------     ---------      ---------        ---------       ---------
           Acquired in connection
           with the acquisition
           and reorganization          700,000           $  2.38
           Granted                                                     1,032,000       $  20.00
           Exercised                   (60,000)          $  2.38
           Cancelled                                                     (22,000)      $  20.00
                                       -------                         ---------
         Outstanding at Dec. 31, 1996  640,000           $  2.38       1,010,000       $  20.00

           Granted                                                     1,144,000       $  21.76          220,000         $  28.97
           Exercised                    (9,500)          $  2.38         (42,666)      $  20.00
           Cancelled                                                    (186,333)      $  18.81
                                       -------                         ---------                         -------
         Outstanding at Dec. 31, 1997  630,500           $  2.38       1,925,001       $  21.16          220,000         $  28.97
                                       =======           =======       =========         ======          =======         ========
         Exercisable at Dec. 31, 1997  630,500           $  2.38         171,500       $  22.27
                                       =======           =======       =========         ======

         The options with a $2.38 weighted average exercise price have a weighted-average remaining contractual life of 7.8 years, those with a weighted average exercise price of $21.16 (range of $16.00 - $23.63) have a remaining contractual life of 9 years and those with a weighted average exercise price of $28.97 (range of $26.25 - $32.13) have a weighted average remaining contractual life of 9.5 years.

         In addition, there are 9,268 options outstanding at December 31, 1997 (all exercisable) for which no consideration will accrue to the Company. A total of 54,024 and 664 of such options were exercised in 1997 and 1996, respectively.

         The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees. The Company's employee stock options are issued with exercise prices which equal the market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized.

         SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1997                1996
                                                       ----                ----
         Risk-free interest rate                         6.5%               6.5%
         Dividend yield                                  none               none
         Volatility factors                               43%                47%
         Weighted-average expected life               5 years            5 years

         The weighted-average fair value per option granted during 1997 and 1996 was $10.17 and $8.65, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net income and net income per share (diluted) would have been reduced to the following pro forma amounts for the years ended December 31, 1997 and 1996 as follows:

                                                      1997                1996
                                                      ----                ----
         Net income:
            As reported                            $5,998,200           $519,400
            Pro forma                               3,933,800            179,400
         Net income per share (diluted):
            As reported                            $      .33         $      .04
            Pro forma                              $      .22         $      .01

         The above pro forma amounts reflect the effect of stock options granted subsequent to January 1, 1996. Accordingly, the pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

         BENEFIT PLAN

         During 1997 the Company adopted a 401(k) plan which is available to substantially all of its employees. The Company provides a match of 66% of the employees' contribution with a maximum benefit of up to 4% of eligible compensation in the form of Company common stock. Contribution expense was $81,800 in 1997.

12.      BUSINESS SEGMENTS

         With the acquisition of Patlex in August, 1996, the Company began operating in two major segments: the electronic information industry and the patent enforcement business. Information concerning the segments in which the Company operates is shown in the table below. Operating profit is derived as total revenues less operating expenses; interest expense and general corporate expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents and short-term investments.

                                                                            1997                          1996
                                                                            ----                          ----
         Revenues:
                Electronic information                                   $30,876,100                   $16,321,300
                Patent enforcement                                         6,669,700                     2,382,000
                                                                         -----------                   -----------
                      Consolidated revenues                              $37,545,800                   $18,703,300
                                                                         ===========                   ===========

         Operating profit:
                Electronic information                                    $4,529,100                      $194,700
                Patent enforcement                                         3,928,100                     1,341,000
                                                                         -----------                   -----------
                      Segment operating profit                             8,457,200                     1,535,700
         Interest income (expense)                                         1,467,400                      (159,100)
         General corporate expense                                          (835,500)                     (626,200)
                                                                         -----------                   -----------
         Consolidated income before income taxes                          $9,089,100                      $750,400
                                                                         ===========                   ===========

         Identifiable assets:
                Electronic information                                   $21,658,600                  $ 9,000,900
                Patent enforcement                                        17,688,600                   20,292,500
                                                                         -----------                  -----------
                      Total identifiable assets                           39,347,200                   29,293,400
                General corporate assets                                  45,261,300                      262,600
                                                                         -----------                  -----------
                      Consolidated assets                                $84,608,500                  $29,556,000
                                                                         ===========                  ===========

         Capital expenditures:
                Electronic information                                    $6,414,600                   $5,277,400
                Patent enforcement                                             6,500                       23,300
                                                                         -----------                  -----------
         Consolidated capital expenditures                                $6,421,100                  $ 5,300,700
                                                                         ===========                  ===========

         Depreciation and amortization of
                identifiable assets:
                Electronic information                                    $3,891,500                   $2,388,200
                Patent enforcement                                         1,695,100                      628,300
                                                                         -----------                  -----------
           Consolidated depreciation and
               amortization                                               $5,586,600                  $ 3,016,500
                                                                         ===========                  ===========

13.      PRO FORMA INCOME TAXES AND EARNINGS (UNAUDITED)

         As discussed in Note 8, having elected status as an S corporation, the shareholders of DBT paid the federal income tax on DBT's earnings through June 30, 1995. Additionally, DBT was exempt from Florida state income tax on its earnings during that period, as Florida does not separately tax S corporations. As a result, no income tax expense was provided in the historical financial statements for taxable income attributable to DBT through June 30, 1995; however, as disclosed in the Consolidated Statement of Changes in Stockholders' Equity, S corporation distributions were made to the shareholders to assist them in making the corporate tax payments.

         The pro forma amounts presented on the accompanying consolidated statements of operations reflect the amount of income taxes, the resulting income after taxes, and earnings per share as if DBT had not made the election to be taxed as an S corporation. The pro forma computation of taxes for 1995 excludes the loss on the IRB transaction as the deferred tax asset arising from this loss has been fully allowanced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEMS 10, 11, 12 AND 13.

         The information required under these items is contained in the Company's 1998 Proxy Statement, that will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

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

                  2.       FINANCIAL STATEMENT SCHEDULES


                           SCHEDULE II- Valuation and Qualifying Accounts

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE

Report of Deloitte & Touche LLP, Independent Auditors                       41

SCHEDULE II - Valuation and Qualifying Accounts                             42

Schedules I, III and IV are not required to be filed.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the consolidated financial statements of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 11, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 11, 1998

                       DBT ONLINE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                             CHARGED TO                       WRITE-OFFS
                                              BEGINNING     STATEMENT OF        OTHER          AND OTHER        ENDING
DESCRIPTION                                    BALANCE       OPERATIONS       INCREASES       ADJUSTMENTS       BALANCE
-----------                                    -------       ----------       ---------       -----------       -------
Year ended December 31, 1995:
  Allowances for uncollectible
  accounts                                      $  8,000        $ 31,100        $      0       $ (21,600)       $  17,500
                                                ========        ========        ========       =========        =========
Year ended December 31, 1996:
  Allowances for uncollectible
  accounts                                      $ 17,500        $ 49,900        $200,000(1)    $ (17,400)       $ 250,000
                                                ========        ========        ========       =========        =========
Year ended December 31, 1997:
  Allowances for uncollectible
  accounts                                     $ 250,000        $ 95,000        $ 25,000(2)    $ (40,000)       $ 330,000
                                               =========        ========        ========       =========        =========

(1) Represents the allowance established in connection with the acquisition of Patlex.

(2) Represents the allowance established in connection with the acquisition of the Information Connectivity Group, Inc.

3.       EXHIBITS:

         The following is a list of all exhibits filed as a part of this Report:


                                    EXHIBITS

EXHIBIT                                                DESCRIPTION OF DOCUMENT
3(i)**            Amended and Restated Articles of Incorporation
3(ii)**           Amended and Restated Bylaws
10(i)+            Employment Agreement dated March 11, 1990 between Patlex and Frank Borman***
10(ii)++          Employment Agreement dated August 15, 1997 between DBT Online, Inc. and Charles A. Lieppe ***
10(iii)+          Employment Agreement dated September 14, 1992 between Patlex and J. Henry Muetterties***
10(iv)+           Security and Escrow Agreement dated September 29, 1992 between Patlex and NGN Acquisition Corporation
10(v)+            Standard Form of Licensing Agreement
10(vi)+           Purchase Agreement dated December 11, 1979 between Patlex and Gordon Gould
10(vii)+          Agreement dated January 31, 1982 among Patlex, Refac Technology Development  Corporation,  Refac International
                  Limited, Gordon Gould, NGN Acquisition Corporation and the partnership of Lerner, David, Littenberg & Samuel
10(viii)+         Agreement dated October 1, 1984 among Patlex, Refac Technology Development Corporation, East West Trade Services,
                  Ltd. and Refac International, Ltd.
10(ix)+           Agreement dated 1986 among Patlex and NGN Acquisition Corporation, Gordon Gould and Apollo Lasers, Inc.
10(x)+            Letter of Clarification dated January 31, 1990 among Patlex, Gordon Gould and NGN Acquisition Corporation
10(xi)+           Stock Purchase Agreement dated May 14, 1991 among Patlex, Sydney M. Irmas and certain other shareholders
10(xii)+++        Amended and Restated Stock Option Plan***
21*               Subsidiaries
23.1*             Consent of Deloitte & Touche LLP
27*               Financial Data Schedule (for SEC use only)

*        Filed herewith.

** Incorporated by reference to the Company's Registration Statement on Form S-4(File No. 333-2000).

+ Incorporated by reference to the Form 10-KSB of Patlex Corporation for the year ended June 30, 1995.

***      Management contract or compensatory plan.

+++ Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-41313) filed with the Securities and Exchange Commission on December 1, 1997.

++ Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1997.

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

                                          DBT Online, Inc.

Date: March 27, 1998                      By: /s/ Charles A. Lieppe
                                             ----------------------------------
                                          Charles A. Lieppe
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED. EACH PERSON WHOSE SIGNATURE APPEARS BELOW IN SO SIGNING ALSO MAKES, CONSTITUTES AND APPOINTS TIMOTHY M. LEONARD HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY AND ALL AMENDMENTS TO THIS REPORT, AND IN EACH CASE TO FILE THE SAME, WITH ALL EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, AND HEREBY RATIFIES AND CONFIRMS ALL THAT SAID ATTORNEY-IN-FACT OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

NAME                                        CAPACITY                                                      DATE
/s/ Frank Borman                            Chairman of the Board of                                      March 27, 1998
----------------------------                Directors
Frank Borman


/s/ Charles A.Lieppe                        President, Chief Executive                                    March 27, 1998
----------------------------                Officer and Director
Charles A. Lieppe


/s/ Timothy M. Leonard                      Vice President, Finance, Treasurer                            March 27, 1998
----------------------------                 and Chief Financial Officer
Timothy M. Leonard                           (Principal Financial
                                             and Accounting Officer)

                                            Director                                                      March 27, 1998
----------------------------
Hank Asher


/s/ Gary E. Erlbaum                         Director                                                      March 27, 1998
----------------------------
Gary E. Erlbaum


/s/ Jack Hight                              Director                                                      March 27, 1998
----------------------------
Jack Hight

/s/ Ken Langone                             Director                                                      March 27, 1998
----------------------------
Ken Langone

/s/ Bernard Marcus                          Director                                                      March 27, 1998
----------------------------
Bernard Marcus

/s/ Andrall E. Pearson                      Director                                                      March 27, 1998
----------------------------
Andrall E. Pearson

/s/ Eugene L. Step                          Director                                                      March 27, 1998
----------------------------
Eugene L. Step

/s/ Sari Zalcberg                           Director                                                      March 27, 1998
----------------------------
Sari Zalcberg
