Form 10-Q
period 1998-03-31
DBT ONLINE INC
filed 1998-05-13
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 1998


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________

                         Commission file number     1-13333
                                               ------------------

                                DBT ONLINE, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Pennsylvania                                    85-0439411
---------------------------------             --------------------------------
 (state or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)



                        5550 W. Flamingo Road, Suite B-5
                             Las Vegas, Nevada 89103
            --------------------------------------------------------
                    (Address of principal executive offices)



                                 (702) 257-1112
            --------------------------------------------------------
                         (Registrant's telephone number)



         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----


The number of common shares outstanding as of March 31, 1998 was 18,465,418.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of March 31, 1998
                           and December 31, 1997..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended March 31, 1998
                           and 1997...............................................................................4

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998
                           and 1997...............................................................................5

                  Notes to Consolidated Financial Statements......................................................6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................7

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................10

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................10

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................10

         Item 5.  OTHER INFORMATION..............................................................................10

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................10

Signature........................................................................................................11

EXHIBITS

         Exhibit 27.1      Financial Data Schedule..............................................................E-6

                     PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
---------------------------------------------------

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           At March 31,  At December 31,
                                                               1998          1997
                                                           ------------  ---------------
                                                           (Unaudited)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $11,319,800   $ 7,689,800
  Accounts receivable, less allowance: March 31, 1998 -
    $341,900; December 31, 1997 - $330,000                   5,938,400     4,448,800
  Short-term investments                                    41,516,400    44,207,200
  Prepaid expenses and other current assets                  1,708,600     1,681,300
  Prepaid income taxes                                                       217,300
                                                           -----------   -----------
          Total current assets                              60,483,200    58,244,400
Property and equipment, net                                 11,035,500     9,034,000
Patents, less amortization: March 31, 1998 - $2,741,100;    11,101,700    11,525,400
  December 31, 1997 - $2,317,300
Goodwilll, less amortization: March 31, 1998 - $550,700      5,256,600     5,463,100
  December 31, 1997 - $344,200
Other assets                                                   394,800       341,600
                                                           -----------   -----------
TOTAL ASSETS                                               $88,271,800   $84,608,500
                                                           ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   5,020,100     3,766,600
  Due to other patent interest holders                       1,206,000       995,200
  Income taxes payable                                         502,500
                                                           -----------   -----------
          Total current liabilities                          6,728,600     4,761,800

DEFERRED INCOME TAXES                                        4,061,300     4,199,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value. 5,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, 40,000,000 shares authorized;
   18,465,418 shares and 15,447,612 shares
    $.10 par value issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively       1,846,600     1,838,900
  Additional paid-in capital                                68,823,600    68,564,600
  Retained earnings                                          6,811,700     5,243,600
                                                           -----------   -----------
          Total Stockholders' equity                        77,481,900    75,647,100
                                                           -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $88,271,800   $84,608,500
                                                           ===========   ===========


See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Quarter Ended March 31,
                                                   1998          1997
                                               ------------  -------------
                                                (Unaudited)   (Unaudited)

Revenues                                        $10,710,500   $ 6,081,500
Patent royalties                                  1,714,400     1,517,500
                                                -----------   -----------
       Total revenues and royalties              12,424,900     7,599,000
                                                -----------   -----------
Cost of revenues                                  5,575,000     3,270,700
Selling and promotion                             1,225,900       593,000
Research and development                            663,000       529,700
General and administrative                        3,187,200     1,800,300
                                                -----------   -----------
       Total expenses                            10,651,100     6,193,700
                                                -----------   -----------
Income from operations                            1,773,800     1,405,300
Interest income, net                                602,100        31,300
                                                -----------   -----------
Income before income taxes                        2,375,900     1,436,600
Provision for income taxes                          807,800       545,900
                                                -----------   -----------
       Net income                               $ 1,568,100   $   890,700
                                                ===========   ===========

Net income per common share (basic)                    0.08          0.06
                                                ===========   ===========
Weighted average shares outstanding (basic)      18,465,418    15,452,900
                                                ===========   ===========

Net income per common share (diluted)                  0.08          0.06
                                                ===========   ===========
Weighted average shares outstanding (diluted)    19,118,400    16,106,000
                                                ===========   ===========


See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Quarter Ended March 31,
                                                           1998            1997
                                                       ------------    ------------
                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  1,568,100    $    890,700
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         1,627,200       1,127,500
    Deferred taxes                                         (138,300)        (21,400)
Changes in operating assets and liabilities;
    Accounts receivable and other
      receivables                                        (1,489,600)     (1,134,200)
    Prepaid insurance and expenses                          (27,300)        (39,700)
    Accounts payable and accrued
      liabilities                                         1,348,000       1,181,400
    Due to other patent interest holders                    210,800         (26,100)
    Income taxes payable                                    719,800        (136,600)
                                                       ------------    ------------
       Net cash provided by operating
         activities                                       3,818,700       1,841,600

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                       (2,998,500)     (1,004,100)
  Increase in other assets                                  (53,200)       (207,300)
  Proceeds from maturity of investments                   2,690,800
                                                       ------------    ------------
       Net cash used in investing activities               (360,900)     (1,211,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line-of-credit                                        (200,000)
  Proceeds from exercise of stock options                   172,200
  Repayments on long-term debt                                           (2,781,300)
                                                       ------------    ------------
       Net cash provided by (used in) financing
         activities                                         172,200      (2,981,300)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,630,000      (2,351,100)
CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                7,689,800       6,965,600
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 11,319,800    $  4,614,500
                                                       ============    ============

See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), The Information Connectivity Group, Inc. (since August 1, 1997, date of acquisition), a Nevada corporation ("ICON") and Patlex Corporation (since August 20, 1996, date of merger), a Nevada corporation ("Patlex"). The interim consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  STOCK SPLIT

         The Company announced on September 16, 1997, a two-for-one stock split where the Company would distribute to each shareholder of record on September 26, 1997 one share of Common Stock for each share of Common Stock outstanding. All share and per share amounts have been restated to give effect to the split.

NOTE 3.  ACQUISITION

         On August 1, 1997, the Company acquired all of the stock of The Information Connectivity Group, Inc. for consideration in both cash and stock totaling approximately $6 million. For accounting purposes, the transaction was treated as a purchase. The Company recorded goodwill of approximately $5.8 million in connection with this acquisition.

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

ELECTRONIC INFORMATION GROUP

         The Electronic Information Group's ("EIG") revenues increased 76% to $10,710,500 for the quater ended March 31, 1998 from $6,081,500 for the same period in 1997. Without regard to acquisitions, EIG revenues increased 65%. The increase in EIG's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. During the first quarter of 1998, active customers (defined as customers accessing the system in a given month) increased 62% to approximately 11,000 as of March 31, 1998 from 6,800 as of March 31, 1997. For the quarter ended March 31, 1998, total system usage increased 60% to 6.9 million minutes, from 4.3 million minutes for the same period in 1997.

         EIG's cost of revenues increased 81% to $5,147,900 for the quarter ended March 31, 1998 from $2,846,900 in 1997. As a percentage of EIG revenues, cost of revenues increased to 48.1% from 46.8% in 1997. In addition to the acquisition of ICON, the dollar increase in the Company's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's selling and promotion expenses increased 107% to $1,225,900 for the quarter ended March 31, 1998 from $593,000 for the same period in 1997. The increase was primarily due to the acquisition of ICON and increases in payroll, advertising and trade show expenses. As a percentage of EIG revenues, selling and promotion increased to 11.4% in 1998 from 9.8% in 1997.

         The EIG's research and development expenses increased 25% to $663,000 for the quarter ended March 31, 1998 from $529,700 for the same period in 1997. These increases were caused by increases in payroll and related expenses. As a percentage of EIG's total revenues, research and development expenses decreased to 6.2% in 1998 from 8.7% in 1996.

         EIG's general and administrative expenses increased 86 % to $2,879,800 for the quarter ended March 31, 1998 from $1,545,800 for the same period in 1997. In addition to the acquisition of ICON, the increases were due to increases in rent, goodwill amortization and payroll and related expenses. As a percentage of EIG's total revenues, general and administrative expenses increased to 26.9% in 1998 from 25.4% in 1997.

PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group ("PEG") increased 13% to $1,714,400 for the quarter ended March 31, 1998 from $1,517,500 for the same period in 1997. PEG's cost of revenues were consistent at $427,100 from $423,800 for the same period in 1997 and consists solely of the amortization of its patents. The PEG's general and administrative expenses increased to $307,400 for the quarter ended March 31, 1998 from $254,500 for the same period in 1997.

OPERATING PROFIT

         The EIG contributed $793,800 in operating profit for the quarter ended March 31, 1998 compared to an operating profit of $566,100 for the same period in 1997. PEG contributed $980,000 in operating profit for the quarter ended March 31, 1998 compared to $839,200 for the same period in 1997.

         On a consolidated basis, the Company's operating profit was $1,773,800 for the quarter ended March 31, 1998 compared to $1,405,300 for the same period in 1997.

INTEREST INCOME

         Net interest income was $602,100 in 1998 compared to 31,300 in 1997. The increase net interest income is due to the Company's investment earnings on proceeds from the issuance of common stock in May 1997.

INCOME TAXES

         The Company's effective income tax rate was 34% for the quarter ended March 31, 1998 compared to 38% for the same period in 1997. The 1998 effective rate was favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         In 1998 the Company had net income of $1,568,100 compared to $890,700 in 1997. The increase in net income is due to increase in operating profit, the investment income generated on the proceeds from the issuance of Common Stock in May, 1997, and the reduced effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $3,818,700 for the quarter ended March 31, 1998 compared to $1,841,600 for the same period in 1997. The Company's capital expenditures of $2,998,500 and $1,004,100 in 1998 and 1997, respectively, were primarily attributable to the acquisition of computer equipment for EIG. The Company had working capital at March 31, 1998 of $53,754,600 (including cash and cash equivalents of $11,319,800) compared to $53,482,600 (including cash and cash equivalents of $7,689,800) at December 31, 1997. The increase in 1998 was due to the growth of EIG and issuance of Common Stock in May, 1997.

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

                  None









------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBT ONLINE, INC.



                                             /s/ TIMOTHY M. LEONARD
                                             -----------------------------------
                                             TIMOTHY M. LEONARD
                                             Vice President, Finance, Treasurer
                                             and Chief Financial Officer
                                             (Duly authorized officer and chief
                                             financial officer)



Date:  May 13, 1998