Form 10-Q
period 1998-06-30
DBT ONLINE INC
filed 1998-08-14
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________


                         Commission file number 1-13333
                                               ---------


                                DBT ONLINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                        85-0439411
---------------------------------                         -------------------
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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of common shares outstanding as of June 30, 1998 was 18,473,416.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 1998
                           and December 31, 1997..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended June 30, 1998
                           and 1997...............................................................................4

                  Consolidated Statements of Operations for the Six Months Ended June 30, 1998
                           and 1997...............................................................................5

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998
                           and 1997...............................................................................6

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

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

Signature........................................................................................................13

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------
DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                              At June 30,        At December 31,
                                                                                 1998                  1997
                                                                              -----------        --------------
                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $12,541,200          $ 7,689,800
  Accounts receivable, less allowance: June 30, 1998 - $339,000
  December 31, 1997 - $330,000                                                  6,012,400            4,448,800
  Short-term investments                                                       36,898,500           44,207,200
  Prepaid expenses and other current assets                                     2,113,700            1,681,300
  Prepaid income taxes                                                            456,200              217,300
                                                                              -----------          -----------
          Total current assets                                                 58,022,000           58,244,400

Property and equipment, net                                                    14,795,400            9,034,000
Patents, less amortization: June 30, 1998 - $3,164,900
  December 31, 1997 - $2,317,300                                               10,677,900           11,525,400
Goodwill, less amortization: June 30, 1998 - $757,200
  December 31, 1997 - $344,200                                                  5,050,000            5,463,100
Other assets                                                                      103,600              341,600
                                                                              -----------          -----------
TOTAL ASSETS                                                                  $88,648,900          $84,608,500
                                                                              ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                      4,049,700            3,766,600
  Due to other patent interest holders                                          1,280,000              995,200
                                                                              -----------          -----------
          Total current liabilities                                             5,329,700            4,761,800

DEFERRED INCOME TAXES                                                           3,949,100            4,199,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value. 5,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.10 par value. 100,000,000 shares and
    40,000,000 shares authorized at June 30, 1998 and
    December 31, 1997, respectively. 18,473,416 shares
    and 18,388,626 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively                           1,847,400            1,838,900
  Additional paid-in capital                                                   68,971,200           68,564,600
  Retained earnings                                                             8,551,500            5,243,600
                                                                              -----------          -----------
          Total stockholders' equity                                           79,370,100           75,647,100
                                                                              -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $88,648,900          $84,608,500
                                                                              ===========          ===========



See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended June 30,
                                                            --------------------------------
                                                               1998                 1997
                                                            -----------          -----------
                                                            (Unaudited)          (Unaudited)
Revenues                                                    $11,299,900          $ 7,019,100
Patent royalties                                              1,745,300            1,817,500
                                                            -----------          -----------
       Total revenues and royalties                          13,045,200            8,836,600
                                                            -----------          -----------

Cost of revenues                                              5,651,100            3,401,500
Selling and promotion                                         1,607,700              704,300
Research and development                                        634,400              625,200
General and administrative                                    3,026,700            2,053,600
                                                            -----------          -----------
       Total expenses                                        10,919,900            6,784,600
                                                            -----------          -----------
Income from operations                                        2,125,300            2,052,000
Interest income, net                                            510,700              238,100
                                                            -----------          -----------
Income before income taxes                                    2,636,000            2,290,100
Provision for income taxes                                      896,200              870,200
                                                            -----------          -----------
       Net income                                           $ 1,739,800          $ 1,419,900
                                                            ===========          ===========

Net income per common share  (basic)                        $      0.09          $      0.09
                                                            ===========          ===========
Weighted average shares outstanding (basic)                  18,465,500           16,418,000
                                                            ===========          ===========

Net income per common share  (diluted)                      $      0.09          $      0.08
                                                            ===========          ===========
Weighted average shares outstanding (diluted)                19,400,000           17,161,000
                                                            ===========          ===========

See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended June 30,
                                                       --------------------------------
                                                          1998                 1997
                                                       -----------          -----------
                                                       (Unaudited)           (Unaudited)
Revenues                                               $22,010,400          $13,100,600
Patent royalties                                         3,459,700            3,335,000
                                                       -----------          -----------
       Total revenues and royalties                     25,470,100           16,435,600
                                                       -----------          -----------

Cost of revenues                                        11,226,100            6,672,200
Selling and promotion                                    2,833,600            1,297,300
Research and development                                 1,297,400            1,154,900
General and administrative                               6,213,900            3,853,900
                                                       -----------          -----------
       Total expenses                                   21,571,000           12,978,300
                                                       -----------          -----------
Income from operations                                   3,899,100            3,457,300
Interest income, net                                     1,112,800              269,400
                                                       -----------          -----------
Income before income taxes                               5,011,900            3,726,700
Provision for income taxes                               1,704,000            1,416,100
                                                       -----------          -----------
       Net income                                      $ 3,307,900          $ 2,310,600
                                                       ===========          ===========

Net income per common share (basic)                    $      0.18          $      0.14
                                                       ===========          ===========
Weighted average shares outstanding (basic)             18,461,900           15,935,500
                                                       ===========          ===========

Net income per common share (diluted)                  $      0.17          $      0.14
                                                       ===========          ===========
Weighted average shares outstanding (diluted)           19,259,100           16,633,500
                                                       ===========          ===========




See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months ended June 30,
                                                                 -----------------------------------
                                                                     1998                   1997
                                                                 ------------           ------------
                                                                 (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  3,307,900           $  2,310,600
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   3,440,200              2,293,300
    Deferred taxes                                                   (250,500)              (169,700)
Changes in operating assets and liabilities;
    Accounts receivable and other
      receivables                                                  (1,563,600)            (1,248,500)
    Prepaid expenses and other current assets                        (432,400)              (241,400)
    Accounts payable and accrued
      liabilities                                                     526,000              1,917,700
    Due to other patent interest holders                              284,800                 (5,500)
    Income taxes payable                                             (238,900)              (210,000)
                                                                 ------------           ------------
       Net cash provided by operating
         activities                                                 5,073,500              4,646,500

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                 (7,941,000)            (3,380,000)
  Increase (decrease) in other assets                                 238,000                (44,500)
  Proceeds from maturity of investments                             7,308,700
                                                                 ------------           ------------
       Net cash used in investing activities                         (394,300)            (3,424,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from insurance of Common Stock                                                 46,928,600
  Net change in bank line-of-credit                                                         (200,000)
  Proceeds from exercise of stock options                             172,200
  Repayments on long-term debt                                                            (2,781,300)
                                                                 ------------           ------------
       Net cash provided by (used in) financing
         activities                                                   172,200             43,947,300
                                                                 ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           4,851,400             45,169,300
CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                          7,689,800              6,965,600
                                                                 ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 12,541,200           $ 52,134,900
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

NOTE 1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), The Information Connectivity Group, Inc., a Nevada Corporation ("ICON") and Patlex Corporation (since August 20, 1996, date of merger), a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  STOCK SPLIT

         The Company announced on September 16, 1997, a two-for-one stock split where the Company would distribute to each shareholder of record on September 26, 1997 one share of Common Stock for each share of Common Stock outstanding. All share and per share amounts have been restated to give effect to the split.

NOTE 3.  ACQUISITION

         On August 1, 1997, the Company acquired all of the stock of ICON for consideration in both cash and stock totaling approximately $6 million. For accounting purposes, the transaction was treated as a purchase. The company recorded goodwill of approximately $5.8 million in connection with this acquisition.

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

ELECTRONIC INFORMATION GROUP

         The Electronic Information Group's ("EIG") revenues increased 61% to $11,299,900 for the three months ended June 30, 1998 from $7,019,100 for the same period in 1997. Without regard to acquisitions, EIG revenues increased 54%. The increase in EIG's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. DBT's active customers (defined as customers accessing the system in a given month) increased 54% to 11,700 at June 30, 1998 from 7,600 at June 30, 1997. Total system usage increased 56% to 7.5 million minutes for the three months ended June 30, 1998, from 4.8 million minutes for the same period in 1997.

         EIG's revenues increased 68% to $22,010,400 for the six months ended June 30, 1998 from $13,100,600 for the same period in 1997. Total system usage increased 57% to 14.4 million minutes for the six months ended June 30, 1998, up from 9.2 million minutes for the same period in 1997.

         EIG's cost of revenues increased 75% to $5,224,000 for the three months ended June 30, 1998 from $2,977,700 for the same period in 1997. As a percentage of EIG revenues, cost of revenues increased to 46.2% for the three months ended June 30, 1998 from 42.4% for the same period in 1997. In addition to the acquisition of ICON, the dollar increase in the EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's cost of revenues increased 78% to $10,371,900 for the six months ended June 30, 1998 from $5,824,600 for the same period in 1997. As a percentage of EIG revenues, cost of revenues increased to 47.1% for the six months ended June 30, 1998 from 44.5% for the same period in 1997. In addition to the acquisition of ICON, the dollar increase in EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's selling and promotion expenses increased 128% to $1,607,700 for the three months ended June 30, 1998 from $704,300 for the same period in 1997. The increase was primarily due to increases in payroll and advertising expenses. As a percentage of EIG's revenues, selling and promotion increased to 14.2% for the three months ended June 30, 1998 from 10%, for the same period in 1997.

         EIG's selling and promotion expenses increased 118% to $2,833,600 for the six months ended June 30, 1998 from $1,297,300 for the same period in 1997. In addition to the acquisition of ICON, the increase was primarily due to increases in payroll and advertising expenses. As a percentage of total revenues, selling and promotion increased to 12.9% for the six months ended June 30, 1998 from 9.9%, for the same period in 1997.

         EIG's research and development expenses increased 2% to $634,400 for the three months ended June 30,

1998 from $625,200 for the same period in 1997. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 5.6% for the three months ended June 30, 1998, a decrease from 8.9% for the same period in 1997.

         EIG's research and development expenses increased 12% to $1,297,400 for the six months ended June 30, 1998 from $1,154,900 for the same period in 1997. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 5.9% for the six months ended June 30, 1998, a decrease from 8.8% for the same period in 1997.

         EIG's general and administrative expenses increased 49% to $2,760,100 for the three months ended June 30, 1998 from $1,856,200 for the same period in 1997. This increase was due to increases in payroll and related expenses. As a percentage of EIG revenues, general and administrative expenses decreased to 24.4% for the three months ended June 30, 1998 from 26.4% for the same period in 1997.

         EIG's general and administrative expenses increased 66% to $5,640,000 for the six months ended June 30, 1998 from $3,402,000 for the same period in 1997. This increase was due to increases in payroll and related expenses. As a percentage of EIG revenues, general and administrative expenses remained relatively consistent at 25.6% and 26% for the six months ended June 30, 1998 and 1997, respectively.

PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group ("PEG") decreased 4% to $1,745,300 for the quarter ended June 30, 1998 from $1,817,500 for the same period in 1997. PEG's cost of revenues were consistent at $427,000 for the quarter ended June 30, 1998 versus $424,000 for the same period in 1997 and consists solely of the amortization of its patents. PEG's general and administrative expenses increased to $266,500 for the quarter ended June 30, 1998 from $197,400 for the same period in 1997.

         PEG's revenues increased 4% to $3,459,700 for the six months ended June 30, 1998 from $3,335,000 for the same period in 1997. PEG's cost of revenues were consistent at $854,200 and $847,600 for the six months ended June 30, 1998 and 1997, respectively, and consist solely of the amortization of its patents. PEG's general and administrative expenses increased to $573, 900 for the six months ended June 30, 1998 from $451,900 for the same period in 1997.

OPERATING PROFIT

         The EIG contributed $1,073,700 in operating profit for the three months ended June 30, 1998 compared to an operating profit of $855,700 for the same period in 1997. PEG contributed $1,051,700 in operating profit for the quarter ended June 30, 1998 compared to $1,196,300 for the same period in 1997.

         On a consolidated basis, the Company's operating profit was $2,125,300 for the three months ended June 30, 1998 compared to $2,052,000 for the same period in 1997.

INTEREST INCOME

         Net interest income was $510,700 for the three months ended June 30, 1998 compared to $238,100 for the same period in 1997. The net interest income is due primarily to the Company's investment earnings on proceeds from the issuance of Common Stock in May, 1997.

INCOME TAXES

         The Company's effective income tax rate was 34% for the six months ended June 30, 1998 compared to 38% for the same period in 1997. The 1998 effective rate was favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         The Company had net income of $3,307,900 for the six months ended June 30, 1998 compared to $2,310,600 for the same period in 1997. The increase is due to an increase in operating profit, the investment income generated on the proceeds from the issuance of Common Stock in May, 1997, and the reduced effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $5,073,500 and $4,646,500 for the six months ended June 30, 1998 and 1997, respectively. The Company's capital expenditures of $7,941,000 and $3,380,000 for the six months ended 1998 and 1997, respectively, were primarily attributable to the acquisition of computer equipment for DBT. The Company had working capital at June 30, 1998 of $52,692,300 (including cash and cash equivalents of $12,541,200) compared to $53,482,600 (including cash and cash equivalents of $7,689,800) at December 31, 1997. The Company expects to fund future working capital requirements from its existing cash and short-term investment balances together with cash generated from operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         At the Annual Meeting of Shareholders for the Company held on May 12, 1998, the shareholders took the following action with respect to the following four matters which were the only matters submitted to a vote of the shareholders:

         (A) Elected three Class II directors consisting of those persons listed below. The number of votes for and votes withheld from each nominee for director are set forth opposite each director's name.

              NOMINEE FOR TERM       TOTAL VOTE FOR     TOTAL VOTE WITHHELD FROM
              EXPIRING IN 2001       EACH DIRECTOR            EACH DIRECTOR
              ----------------       --------------     ------------------------
              Frank Borman             16,655,559                35,761
              Jack Hight               16,656,175                35,145
              Andrall E. Pearson       16,656,951                34,369

         Messrs. Kenneth G. Langone, Charles A. Lieppe, Eugene L. Step and Ms. Sari Zalcberg continued as Class I directors whose term expires at the Annual Meeting of Shareholders to be held in 2000. Messrs. Hank Asher, Gary E. Erlbaum and Bernard Marcus continued as Class III directors whose term expires at the Annual Meeting of Shareholders to be held in 1999.

         (B) Approved a proposed amendment to the Company's Amended and Restated Stock Option Plan to increase the number of authorized shares from 3,000,000 to 6,000,000 shares available for issuance under the Amended and Restated Stock Option Plan. The vote on this amendment was as follows:

                       FOR                                 12,737,941
                       AGAINST                                598,337
                       ABSTAIN                                 17,256
                       BROKER NON-VOTES                     3,337,786

         (C) Approved a proposed amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000. The vote on this amendment was as follows:

                       FOR                                 16,063,236
                       AGAINST                                616,470
                       ABSTAIN                                 11,614

         (D) Ratified the selection of Deloitte & Touche LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1998. The vote on this matter was as follows:

                       FOR                                 16,679,425
                       AGAINST                                  4,042
                       ABSTAIN                                  7,853
                       BROKER NON-VOTES                             0



ITEM 5.  OTHER INFORMATION

         None to report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

27.1*    Financial Data Schedule (for SEC use only).














------------
*  Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DBT ONLINE, INC.



                                        /s/ Timothy M. Leonard
                                       --------------------------------------
                                       TIMOTHY M. LEONARD
                                       Vice President, Finance, Treasurer and
                                       Chief Financial Officer
                                       (Duly authorized officer and chief
                                       financial officer)


Date:  August 10, 1998