Form 10-Q
period 1998-09-30
DBT ONLINE INC
filed 1998-11-16
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from __________ to ______________


                         Commission file number  1-13333
                                                ---------


                                DBT ONLINE, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                  85-0439411
  -----------------------------------        ----------------------------------
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

The number of common shares outstanding as of September 30, 1998 was 18,473,416.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 1998
                           and December 31, 1997..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended September 30, 1998
                           and 1997...............................................................................4

                  Consolidated Statements of Operations for the Nine Months Ended September 30, 1998
                           and 1997...............................................................................5

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998
                           and 1997...............................................................................6

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

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................11

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................11

         Item 5.  OTHER INFORMATION..............................................................................11

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................11

Signature........................................................................................................12

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1

                                                                          Page 2

                              Part I - Financial Information

ITEM 1. Financial Statements

DBT Online, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                          At September 30,         At December 31,
                                                                               1998                    1997
                                                                         -----------------        ----------------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 34,813,000            $ 7,689,800
  Accounts receivable, less allowance: September 30, 1998 - $387,000
  December 31, 1997 - $330,000                                                 7,078,000              4,448,800
  Short-term investments                                                      12,521,100             44,207,200
  Prepaid expenses and other current assets                                    2,669,900              1,681,300
  Prepaid income taxes                                                           426,300                217,300
                                                                            ------------            -----------
     Total current assets                                                     57,508,300             58,244,400
Property and equipment, net                                                   17,751,900              9,034,000
Patents, less amortization: September 30, 1998 - $3,019,900                   10,254,100             11,525,400
  December 31, 1997 - $2,317,300
Goodwill, less amortization: September 30, 1998 - $963,700                     4,843,500              5,463,100
  December 31, 1997 - $344,200
Other assets                                                                     156,700                341,600
                                                                            ------------            -----------
TOTAL ASSETS                                                                $ 90,514,500            $84,608,500
                                                                            ============            ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $  4,297,600            $ 3,766,600
  Due to other patent interest holders                                         1,319,100                995,200
                                                                            ------------            -----------
     Total current liabilities                                                 5,616,700              4,761,800

DEFERRED INCOME TAXES                                                          3,822,300              4,199,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value. 5,000,000 shares
    authorized; no shares issued or outstanding.
  Common stock, $.10 par value. 100,000,000 shares and 40,000,000 shares authorized at September 30, 1998 and December 31, 1997, respectively. 18,473,416 shares and 18,388,626 shares issued and
    outstanding at September 30, 1998 and December 31, 1997, respectively.     1,847,600              1,838,900
  Additional paid-in capital                                                  68,971,000             68,564,600
  Retained earnings                                                           10,256,900              5,243,600
                                                                            ------------            -----------
     Total stockholders' equity                                               81,075,500             75,647,100
                                                                            ------------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 90,514,500            $84,608,500
                                                                            ============            ===========



See notes to the consolidated financial statements

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended September 30,
                                                        1998               1997
                                                  ---------------   ---------------
                                                     (Unaudited)      (Unaudited)
Revenues                                             $11,877,100     $ 8,414,700
Patent royalties                                       1,693,300       1,718,100
                                                     -----------     -----------
    Total revenues and royalties                      13,570,400      10,132,800
                                                     -----------     -----------

Cost of revenues                                       5,511,300       4,227,700
Selling and promotion                                  1,555,800         956,300
Research and development                                 770,700         592,800
General and administrative                             3,864,400       2,357,200
                                                     -----------     -----------
    Total expenses                                    11,702,200       8,134,000
                                                     -----------     -----------
Income from operations                                 1,868,200       1,998,800
Interest income, net                                     715,700         627,700
                                                     -----------     -----------
Income before income taxes                             2,583,900       2,626,500
Provision for income taxes                               878,500         998,100
                                                     -----------     -----------
    Net income                                       $ 1,705,400     $ 1,628,400
                                                     ===========     ===========

Net income per common share  (basic)                 $      0.09     $      0.09
                                                     ===========     ===========
Weighted average shares outstanding (basic)           18,473,400      18,291,600
                                                     ===========     ===========

Net income per common share  (diluted)               $      0.09     $      0.08
                                                     ===========     ===========
Weighted average shares outstanding (diluted)         18,950,100      19,295,800
                                                     ===========     ===========

See notes to consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Nine Months Ended September 30,
                                                        1998             1997
                                                   -------------    ---------------
                                                     (Unaudited)      (Unaudited)
Revenues                                             $33,887,500     $21,515,300
Patent royalties                                       5,153,000       5,053,100
                                                     -----------     -----------
    Total revenues and royalties                      39,040,500      26,568,400
                                                     -----------     -----------

Cost of revenues                                      16,737,400      10,899,900
Selling and promotion                                  4,389,400       2,253,600
Research and development                               2,068,100       1,747,700
General and administrative                            10,078,300       6,211,100
                                                     -----------     -----------
    Total expenses                                    33,273,200      21,112,300
                                                     -----------     -----------
Income from operations                                 5,767,300       5,456,100
Interest income, net                                   1,828,500         897,100
                                                     -----------     -----------
Income before income taxes                             7,595,800       6,353,200
Provision for income taxes                             2,582,500       2,414,200
                                                     -----------     -----------
    Net income                                       $ 5,013,300     $ 3,939,000
                                                     ===========     ===========

Net income per common share  (basic)                 $      0.27     $      0.24
                                                     ===========     ===========
Weighted average shares outstanding (basic)           18,465,800      16,720,800
                                                     ===========     ===========

Net income per common share  (diluted)               $      0.26     $      0.22
                                                     ===========     ===========
Weighted average shares outstanding (diluted)         19,156,100      17,520,900
                                                     ===========     ===========

See notes to consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months ended September 30,
                                                        1998             1997
                                                    ------------      --------------
                                                     (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 5,013,300       3,939,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                      5,104,400       3,839,800
    Deferred taxes                                      (377,300)       (311,100)
Changes in operating assets and liabilities;
    Accounts receivable and other
      receivables                                     (2,629,200)     (1,574,100)
    Prepaid expenses and other current assets           (988,600)       (655,500)
    Accounts payable and accrued
      liabilities                                        773,900       1,539,300
    Due to other patent interest holders                 323,900        (220,600)
   Prepaid income taxes                                 (209,000)       (107,800)
                                                     -----------     -----------
     Net cash provided by operating
       activities                                      7,011,400       6,449,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                   (11,931,400)     (4,885,300)
  Increase in other assets                               184,900           7,400
  Proceeds from maturity of investments               31,686,100
  Cash used in acquisition                                            (2,487,300)
                                                     -----------     -----------
     Net cash provided by (used in) investing
       activities                                     19,939,600      (7,365,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from insurance of Common Stock                             46,812,000
  Purchases of Investments                                           (27,168,800)
  Net change in bank line-of-credit                                     (200,000)
  Proceeds from exercise of stock options                172,200         813,300
  Repayments on long-term debt                                        (2,781,300)
                                                     -----------     -----------
     Net cash provided by financing
       activities                                        172,200      17,475,200
                                                     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             27,123,200      16,559,000
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               7,689,800       6,965,600
                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $34,813,000      23,524,600
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

NOTE 1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), The Information Connectivity Group, Inc. (since August 1, 1997, date of acquisition), a Nevada corporation ("ICON") and Patlex Corporation (since August 20, 1996, date of merger), a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

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

ELECTRONIC INFORMATION GROUP

         The Electronic Information Group's ("EIG") revenues increased 41% to $11,877,100 for the three months ended September 30, 1998 from $8,414,700 for the same period in 1997. Without regard to acquisitions, EIG revenues increased 39%. The increase in EIG's revenues was attributable to an increase in the number of active customers and the number of minutes users spent on line. DBT's active customers (defined as customers accessing the system in a given month) increased 32% to 12,700 at September 30, 1998 from 9,600 at September 30, 1997. Total system usage increased 38% to 7.6 million minutes for the three months ended September 30, 1998, from 5.5 million minutes for the same period in 1997.

         EIG's revenues increased 58% to $33,887,500 for the nine months ended September 30, 1998 from $21,515,300 for the same period in 1997. Total system usage increased 49% to 22.0 million minutes for the nine months ended September 30, 1998, up from 14.8 million minutes for the same period in 1997.

         EIG's cost of revenues increased 34% to $5,084,100 for the three months ended September 30, 1998 from $3,803,900 for the same period in 1997. As a percentage of EIG revenues, cost of revenues decreased to 42.8% for the three months ended September 30, 1998 from 45.2% for the same period in 1997. In addition to the acquisition of ICON, the dollar increase in the EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's cost of revenues increased 61% to $15,456,100 for the nine months ended September 30, 1998 from $9,628,500 for the same period in 1997. As a percentage of EIG revenues, cost of revenues increased to 45.6% for the nine months ended September 30, 1998 from 44.8% for the same period in 1997. In addition to the acquisition of ICON, the dollar increase in EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue.

         EIG's selling and promotion expenses increased 63% to $1,555,800 for the three months ended September 30, 1998 from $956,300 for the same period in 1997. The increase was primarily due to increases in payroll and advertising expenses. As a percentage of EIG's revenues, selling and promotion increased to 13.1% for the three months ended September 30, 1998 from 11.4%, for the same period in 1997.

         EIG's selling and promotion expenses increased 95% to $4,389,400 for the nine months ended September 30, 1998 from $2,253,600 for the same period in 1997. In addition to the acquisition of ICON, the increase was primarily due to increases in payroll and advertising expenses. As a percentage of total revenues, selling and promotion increased to 13.0% for the nine months ended September 30, 1998 from 10.5%, for the same period in 1997.

         EIG's research and development expenses increased 30% to $770,800 for the three months ended September 30, 1998 from $592,800 for the same period in 1997. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 6.5% for the three months ended September 30, 1998, a decrease from 7.0% for the same period in 1997.

         EIG's research and development expenses increased 18% to $2,068,200 for the nine months ended September 30, 1998 from $1,747,700 for the same period in 1997. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses were 6.1% for the nine months ended September 30, 1998, a decrease from 8.1% for the same period in 1997.

         EIG's general and administrative expenses increased 71% to $3,622,300 for the three months ended September 30, 1998 from $2,115,500 for the same period in 1997. This increase was due to increases in payroll and related expenses and due to increased rent and related expenses in conjunction with the Company's relocation to Boca Raton, Florida. As a percentage of EIG revenues, general and administrative expenses increased to 30.5% for the three months ended September 30, 1998 from 25.1% for the same period in 1997.

         EIG's general and administrative expenses increased 68% to $9,262,300 for the nine months ended September 30, 1998 from $5,517,500 for the same period in 1997. This increase was due to increases in payroll and related expenses and due to increased rent and related expenses in conjunction with the Company's relocation to Boca Raton, Florida. As a percentage of EIG revenues, general and administrative expenses increased to 27.3% for the nine months ended September 30, 1998 from 25.6% for the same period in 1997.

PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group ("PEG") decreased 1% to $1,693,300 for the three months ended September 30, 1998 from $1,718,100 for the same period in 1997. PEG's cost of revenues increased to $427,100 for the three months ended September 30, 1998 from $423,800 for the same period in 1997 and consists solely of the amortization of its patents. PEG's general and administrative expenses increased to $242,100 for the three months ended September 30, 1998 from $241,700 for the same period in 1997.

         PEG's revenues increased 2% to $5,153,000 for the nine months ended September 30, 1998 from $5,053,100 for the same period in 1997. PEG's cost of revenues increased to $1,281,300 for the nine months ended September 30, 1998 from $1,271,400 for the same period in 1997 and consists solely of the amortization of its patents. PEG's general and administrative expenses increased to $816,000 for the nine months ended September 30, 1998 from $693,600 for the same period in 1997.

OPERATING PROFIT

         The EIG contributed $844,100 in operating profit for the three months ended September 30, 1998 compared to an operating profit of $946,200 for the same period in 1997. PEG contributed $1,024,100 in operating profit for the three months ended September 30, 1998 compared to $1,052,600 for the same period in 1997.

         On a consolidated basis, the Company's operating profit was $1,868,200 for the three months ended September 30, 1998 compared to $1,998,800 for the same period in 1997.

INTEREST INCOME

         Net interest income was $715,700 for the three months ended September 30, 1998 compared to $627,700 for the same period in 1997. The net interest income is due primarily to the Company's investment earnings on proceeds from the issuance of Common Stock in May, 1997.

INCOME TAXES

         The Company's effective income tax rate was 34% for the nine months ended September 30, 1998 compared to 38% for the same period in 1997. The 1998 effective rate was favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         The Company had net income of $5,013,300 for the nine months ended September 30, 1998 compared to $3,939,000 for the same period in 1997. The increase is due to an increase in operating profit, the investment income generated on the proceeds from the issuance of Common Stock in May, 1997, and the reduced effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $7,011,400 and $6,449,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company's capital expenditures of $11,931,400 and $4,885,300 for the nine months ended 1998 and 1997, respectively, were primarily attributable to the acquisition of computer equipment for DBT and, in 1998, the leasehold improvements of its new Facility in Boca Raton, Florida. The Company had working capital at September 30, 1998 of $51,891,600 (including cash and cash equivalents of $34,813,000) compared to $53,482,600 (including cash and cash equivalents of $7,689,800) at December 31, 1997. The Company expects to fund future working capital requirements from its existing cash and short-term investment balances together with cash generated from operations.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Information contained in this filing with respect to the Company's investment in its computer facilities, the expansion of the Company's databases, the Company's efforts to identify and address its Year 2000 Issues, and other statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding expected future events and financial results is forward-looking and subject to risks and uncertainties. Those statements are forward-looking statements within the meaning of Section 31E of the Securities Exchange Act of 1934. The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) the ability to manage DBT's rapid expansion, (ii) protecting DBT's proprietary technology, (iii) impact of future government regulation on the availability of public records, (iv) DBT's ability to identify and address its Year 2000 Issues within the specified time frames or within currently estimated costs, and (v) the extent, timing and success of competition from other database providers.

THE YEAR 2000 ISSUE

OVERVIEW

         The Year 2000 Issue is the issue of whether information and non-information technology systems will be able to recognize and process date-sensitive information in the year 2000. The Company relies, directly and indirectly, on information technology systems, such as microprocessors, proprietary operating systems, desktop computers, network hardware equipment and applications software, to operate its products, manage its business data and perform a variety of administrative services including, accounting, financial reporting, payroll and invoicing. The Company also relies on non-information technology systems including office equipment, security systems, and telephone systems to carry out its day-to-day operations. In addition, third parties material to the Company's operations, such as suppliers, vendors and customers, rely on information and non-information technology systems to manage their businesses. All of these technology systems could potentially be affected by the Year 2000 Issue.

         In order to obtain Year 2000 compliance certification from the Information Technology Association of America, an independent industry consortium, and minimize the risk of Year 2000 related losses, the Company began conducting a comprehensive assessment of its Year 2000 Issues in August 1998. The assessment has focused on six areas that, if affected by the Year Issue, could have a material adverse effect on the Company's operations. These areas are: data storage; DBT's product software; vendor product software used by customers; vendor product software used internally by the Company; hardware; and other technology systems used by the Company, including phone and security systems. The following is a Year 2000 status report for each of these areas, based upon the phase of the assessment completed to date:

         DATA STORAGE

         Approximately 1% of the data fields used in DBT products are not Year 2000 compliant and will require modification. The Company expects to make all of its data fields Year 2000 compliant by June 1, 1999. In addition, the Company will adopt policies and procedures to ensure that all of its data fields remain Year 2000 compliant in the future.

         DBT PRODUCT SOFTWARE

         The Company believes that its product processing software is generally equipped to handle the Year 2000 Issue. The Company is currently in the process of amending codes to bring the product processing software into full Year 2000 compliance. The Company expects that all of its product software will be Year 2000 compliant by June 1, 1999.

         VENDOR PRODUCT SOFTWARE USED BY CUSTOMERS

         Version 8.0 of pcAnywhere, the software used to access AutoTrack Plus, is certified Year 2000 compliant. Earlier versions of pcAnywhere will not be made Year 2000 compliant by Symantec, the vendor. The Company plans to begin testing to determine the costs of bringing the earlier versions of pcAnywhere into compliance. Alternatively, the Company may require its customers to upgrade their communications packages to version 8.0 of pcAnywhere or to move to AutoTrack XP, which customers may access via widely available Internet browsers. These applications and the latest versions of Microsoft Internet Explorer and Netscape Navigator, are Year 2000 compliant.

         VENDOR PRODUCT SOFTWARE USED BY THE COMPANY

         The Company is currently contacting vendors of software products used by the Company internally, including Microsoft Office and Outlook to determine if those products are Year 2000 compliant. The Company believes that most of these products either are currently Year 2000 compliant or that vendors will provide software aides, supplements or replacements to make them Year 2000 compliant.

         HARDWARE

         All 650 of the Company's desktop machines will require an upgrade, typically a new clocking board, in order to be made Year 2000 compliant. The Company's servers and processors will be individually evaluated and may also require modification. All of the Company's networking hardware is certified Year 2000 compliant.

         NON-INFORMATION TECHNOLOGY SYSTEMS

         The Company's phone and security systems are Year 2000 compliant. The Company is currently evaluating the Year 2000 readiness of its fire suppression and HVAC systems.

         The Company expects to complete its Year 2000 assessment by January 1999, and to be fully Year 2000 compliant and obtain certification of Year 2000 compliance from the Information Technology Association of America by September 1999. Given the Company's plans to identify and address the Year 2000 Issue, the Company does not believe that the Year 2000 Issue will have a material adverse effect on its results of operations or financial condition. The Company estimates that the total cost of addressing its Year 2000 Issue will be approximately $300,000. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. The Company will develop a contingency plan for dealing with Year 2000 Issues by September 1999.

RISKS

         The Company's failure to correct a material Year 2000 related problem in its information or non-information technology systems could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. In addition, the Company is currently unable to predict the affect that the Year 2000 Issue will have on its suppliers, or the extent to which the Company would be vulnerable to its suppliers' failure to remediate their Year 2000 Issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1*    Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None




------------------
*  Filed herewith.

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


Date:  November 13, 1998