Form 10-K405
period 1998-12-31
DBT ONLINE INC
filed 1999-03-30
CIK 1010138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-13333

                                DBT ONLINE, INC.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.

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

        TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH
        --------------------                            REGISTERED:
                                               ------------------------------

Common Stock, par value $0.10 per share            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                                (TITLE OF CLASS)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 19, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $168,917,578.

         As of March 19, 1999, the number of outstanding shares of Common Stock, par value $0.10 per share, of the Registrant was 18,482,118.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I
Item 1.           Business                                                                               1
Item 2.           Properties                                                                             6
Item 3.           Legal Proceedings                                                                      7
Item 4.           Submission of Matters to a Vote of Security-Holders                                    7
Item 4a.          Executive Officers of the Registrant                                                   7

PART II
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                                    8
Item 6.           Selected Financial Data                                                               10
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   11
Item 7a.          Quantitative and Qualitative Disclosures about
                  Market Risk                                                                           16
Item 8.           Financial Statements and Supplementary Data                                           16
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                   31

PART III
Item 10.          Directors and Executive Officers of the Registrant                                    31
Item 11.          Executive Compensation                                                                31
Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                                        31
Item 13.          Certain Relationships and Related Transactions                                        31

PART IV
Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                                               31
Signatures                                                                                              36

         This Report contains forward-looking statements, within the meaning of
Section 27A of the Securities Exchange Act of 1934, that address, among other things, growth strategy, computer system capabilities, availability of data and customer demand. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation matters set forth in the Report generally.

                                     PART I

ITEM 1. BUSINESS

         The Company is a holding company with businesses that serve the electronic information and patent enforcement industries. Its electronic information businesses are online providers of integrated database services and related reports primarily to government and corporate markets. Government customers include law enforcement and other government agencies. Corporate customers include insurance companies, law firms, licensed investigation companies, and other qualified entities. Its patent enforcement business is engaged in the exploitation and enforcement of two Laser Patents, and generates its revenues through patent royalties.

                         ELECTRONIC INFORMATION BUSINESS

         The Company operates in the electronic information industry through two subsidiaries, Database Technologies, Inc. (DBT) and The Information Connectivity Group, Inc. (ICON), that comprise the Electronic Information Group (EIG). The EIG is a national provider of online integrated database services and related reports primarily to government and corporate markets. Government customers include law enforcement and other government agencies. Corporate customers include insurance companies, law firms, licensed investigation companies, and other qualified entities. The EIG has developed proprietary software that contains unique algorithms and utilizes advanced microprocessor-based technology to search, locate, cross-reference, and retrieve current and historical public records and publicly available information from multiple data sources. The EIG allows its restricted customer base to access its system from desktop computers through direct telephone modem connections or secure Internet connections to generate reports that are delivered in an organized, comprehensive, and easy-to-read format. The system simultaneously accesses a multitude of data sources containing billions of records, as if they were part of a single database, in preparing the computer-generated reports.

         The EIG also develops custom solutions for its customer base to automate specific database searches to generate reports.

         Customers typically use EIG reports to help solve law enforcement investigations; to find missing assets and persons, including children; to detect and prevent criminal and civil fraud; and to assist in other consumer protection services.

DATA SOURCES

         Data is acquired from both governmental and commercial sources, and then formatted for use with EIG products. The acquisition is structured as a purchase, an acquisition of a site license, or at a variable cost based on access. In the case of a purchase or site license, additional costs, payable to the supplier of such information, are not generally incurred as customers access the database. In the case of acquisitions of real-time information, variable costs are incurred and are charged to customers at a variable rate based upon usage by the customer.

PRODUCTS

         AUTOTRACK(SM) products provide online access, from an investigator's computer, 24 hours a day, seven days a week, to over 4 billion records composed primarily of public records and publicly available information. Housed in two separate data centers with a storage capacity of over 23 terabytes, EIG believes this to be the largest collection of databases of its kind in the country. The proprietary design of EIG's software allows investigators to undertake highly versatile searches starting with very little information, and by cross-referencing massive databases, finish with an extensive profile built into one comprehensive, easy-to-read report. Available information includes, but is not limited to, first and last names, current and past addresses, known associates, telephone numbers, professional liscenses, birth dates, business profile reports, real estate, motor vehicles, and other assets.

         AUTOTRACKXP(SM) is EIG's new Windows(R) compatible product that allows access to EIG's database warehouse using off-the-shelf Web browser technology commonly found on today's personal computers. With an Internet browser such as Netscape Navigator(R) or Microsoft Internet Explorer(R), qualified investigators can access the information they need using Windows point-and-click technology. Connection to AutoTrackXP is made by using a modem and any standard dial-up software designed for connecting to the Internet. In addition to the standardized interface, the multi-tasking Windows environment permits browsing and running of multiple reports simultaneously, as well as allowing the investigator to cut and paste information from the browser directly into other open documents. With its HTML-based interface, anyone familiar with Internet browsers can easily use and install AutoTrackXP in just minutes.

         AUTOTRACKPLUS(SM) is EIG's original product. Qualified subscribers access AutoTrackPLUS by "thin client" technology over an asynchronous modem connection, and are able to search either national or state-specific databases. Once an individual or corporation is located by EIG's system, the system will automatically search other databases for information on the subject and combine the data into a single report Since hundreds of databases could be searched to build a report, compilation is conducted over several internal simultaneous distributed processes, which speed report compilation dramatically. Comprehensive database searches and in-depth report compilation are made possible by EIG's proprietary indexing techniques.

         AutoTrack is an aggregation of numerous products; some of the larger, more frequently accessed products are:

         FACES OF THE NATION(R). Faces of the Nation contains information on individuals throughout the United States. With limited information, users can access current and previous addresses, neighbors, dates of birth, and other information for millions of individuals. Although the scope of this database is national, some individuals in the United States may not be included.

         CORPORATIONS OF THE NATION. Corporations of the Nation contains information on active and inactive businesses, based on Secretary of State filings in 43 states, including officers, directors, registered agents, corporate status, and federal employment identification numbers. Searches can be performed through the use of names, addresses, federal employer identification numbers, and corporation numbers.

         PROPERTIES OF THE NATION. Properties of the Nation contains information on real property in 42 states and the U.S. Virgin Islands. Users can receive information on situs and mailing address, parcel number, assessed values, recent and prior sales prices, and property narratives, as well as other information related to the property.

         VEHICLES OF THE NATION(R). Vehicles of the Nation contains information on vehicle registrations in 32 states, including owner's name and address, description, title information, vehicle identification number
         (VIN), lienholder information, and historical data. Searches can be based on any combination of the vehicle's license tag, model and description, zip code, VIN, owner name, address, and county.

         DRIVERS OF THE NATION(R). Drivers of the Nation contains information on drivers' licenses issued in 22 states, and can be searched using a combination of name, drivers' license number, address, date of birth, and zip code.

         LIENS/JUDGMENTS/BANKRUPTCIES. Liens/Judgments/Bankruptcies contains information on business and consumer bankruptcies in all 50 states. Users can also locate data in 31 states relating to federal and state tax liens, and civil judgments.

         UCCS OF THE NATION. UCCs of the Nation contains UCC lien filing information for 44 states. Users can search by debtor name, secured party name, address, state, and filing number; and receive records on which Secretary of State office they are from, date filed, action, debtor, secured party, assignee, plaintiff, and collateral.

RESEARCH AND DEVELOPMENT

         The EIG's research and development efforts include utilizing the newest and most advanced microprocessor-based technologies to upgrade its existing computer infrastructure. As of December 1998, the EIG maintained over 23 terabytes of online data storage, which is continually being expanded.

         The prominent advantages of the EIG's open-architecture, mass-storage file systems, which the EIG continues to enhance, are large file size, fast index retrieval, and real-time redundant fault tolerances, as well as the ability to link dissimilar data elements through intelligent indexing. Distributed processing in an open-architecture environment and multi-tiered client/server methodology afford the EIG the ability to seamlessly address multiple file types and maximize processor resources across the EIG system infrastructure.

         The EIG focuses additional research and development efforts on EIG delivery methods, and on enhancing its products and providing new products and capabilities to its customers. The EIG is currently developing and testing its Internet interface for users with high security requirements, particularly law enforcement.

CUSTOMERS

         EIG has increased its customer base rapidly over the past four years, from approximately 1,000 active customers in December 1994 to approximately 14,000 active customers in December 1998. An active customer is one who used their system during the month.

         Initially, EIG's products were used primarily by insurance companies to investigate claims, and later were expanded to law enforcement agencies and licensed investigation firms. Currently, the products are provided to law enforcement and other governmental agencies, licensed investigation firms, law firms, insurance companies, and other qualified entities. The EIG reserves the right to refuse, or withdraw without notice, access to its products, and has established procedures designed to restrict access to its system and certain products to qualified individuals. As of December 31, 1998, the Company had approximately 90 employees dedicated to receiving phone calls from potential customers; processing orders; and verifying the credentials and references of each potential customer by reviewing professional licenses, credit reports, references, and other relevant credentials, in order to verify the customer and its intended use of information. Once an application has been approved, the customer signs a subscription agreement, which provides the terms and conditions governing use of and access to the EIG's products. A standard subscription agreement includes a disclaimer of any warranties on the data and, except for law enforcement and other government customers, an indemnification of the EIG for liabilities resulting from the customer's use of the data.

         Once a customer has been approved, the EIG delivers its software, with instructions to call for a password and assistance on installation. The EIG provides customers with any needed assistance on an ongoing basis, without charge. This service is available 24 hours a day, seven days a week, 52 weeks a year.

         The EIG has implemented a pricing plan that seeks to attract new subscribers and to increase usage. The primary components of the AutoTrackXP pricing structure are search and report fees, which range from $7.00 to $18.00. The primary component of the AutoTrackPLUS pricing structure is a per-minute connection fee. The per-minute fee currently ranges from $0.50 to $1.50 per minute. The EIG does not currently charge an installation fee to its customers.

         The EIG is increasing its participation in key trade shows, advertising in a wider range of trade journals and publications, and instituting several direct-mail campaigns targeted at specific market segments.

GOVERNMENT REGULATION

         Regulation of access to information for public usage varies from state to state. Therefore, the amount of information available in particular states may vary. In Florida and Texas, the two states in which the EIG does the most significant amount of its business, access to records is relatively unrestricted. In these states, all government records are specifically made public by law, unless excluded by a specific statutory exception. Such exceptions exist primarily with respect to some criminal history information, which, when an exception is applicable, generally may only be provided to law enforcement agencies for specific purposes. The EIG cannot predict whether the degree of regulation in any particular state will change, or whether the federal government will implement any regulations with respect to access to specific information. Any regulations that limit access to information could have a material adverse effect on the business, financial condition, and results of operations of the Company.

INFORMATION ACCESS ISSUES

         Database Technologies, Inc., together with 13 other leading information industry companies, formed the Individual Reference Services Group (IRSG), which in December 1997 adopted self-regulatory principles governing the dissemination and use of data that help identify, verify, or locate individuals. In order to balance legitimate privacy concerns and the need for access to personal information, particularly to facilitate law enforcement and combat fraud, the IRSG worked closely with the Federal Trade Commission, which issued a report to Congress commending the IRSG for its self-regulatory efforts. The principles adopted by the IRSG members impose significant restrictions on the access to and distribution of non-public information. Furthermore, IRSG members have agreed that information from non-public sources about persons identifiable as minors will not be made available to either the public or commercial and professional markets. Lastly, such principles provide for enforcement mechanisms, including yearly audits by qualified independent auditors.

                           PATENT ENFORCEMENT BUSINESS

         The Company operates in the patent enforcement business through its Patlex Corporation (Patlex) subsidiary, which has been engaged in the patent exploitation and enforcement business since late 1979. Patlex owns a 64% interest in the royalty income from, and a 42.86% ownership interest in, the "Laser Patents" issued from patent applications originally filed by Dr. Gordon Gould in 1959. Patlex is also the exclusive licensing agent for the Laser Patents. The patent enforcement business includes the identification of laser products and laser applications that infringe the Laser Patents, and the execution of licensing agreements through normal commercial negotiations or pursuant to settlements of litigation brought against infringers of the Laser Patents.

LASER PATENTS

         The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Brewster Angle Window Patent (U.S. Patent No. 4,746,201), which involves the use of an optical system, including optical elements to polarize light. The Gas Discharge Laser Patent expires in November 2004, and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex will lose its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease.

         Patlex's ability to exploit the Laser Patents through its licensing program has been directly tied to its successes in litigating the validity of the Laser Patents, both in the courts and before the United States Patent and Trademark Office. The Company believes that the major period of litigating the validity and enforceability of the Laser Patents has passed. The "major period" refers to the time (from October 11, 1977, the issue date of the Optically Pumped Laser Patent, through 1988) in which the most significant numbers of lawsuits were prosecuted, representing the greatest challenge to the validity and scope of the Laser Patents. However, the Laser Patents may be subject to subsequent challenges. There can be no assurance that, if challenged, Patlex would prevail in any subsequent proceedings or that such challenges may not entail substantial litigation expenses. If there were an unappealable successful challenge against the validity of the Gas Discharge Laser Patent, the impact would be materially adverse to Patlex and the Company. See "Item 3. Legal Proceedings."

         There were no expenses relating to litigation of the Laser Patents during 1998.

PATENT LICENSING AGREEMENTS

         Patlex is the exclusive licensing agent for the Laser Patents. As licensing agent, Patlex actively pursues its patent licenses, that require manufacturers and users who exploit the inventions claimed in the Laser Patents to report and pay royalties to Patlex. Patlex then distributes these royalties among itself and the other parties holding interests in the royalty income. Patlex actively monitors the laser industry to identify infringers and new laser applications that infringe the Laser Patents. The agreements into which Patlex enters generally fall into three categories: (i) license agreements with manufacturers of lasers or laser systems that use the inventions claimed in the Laser Patents; (ii) license agreements with users of lasers or laser systems that use the inventions claimed in the Laser Patents; and (iii) settlement agreements that require a payment of a specific sum of money for past infringement of certain of the Laser Patents, but do not include a grant of a license to make, use, or sell any product that utilizes the inventions claimed in the Laser Patents. As of December 31, 1998, Patlex had agreements with a total of 196 companies, including users and manufacturers representing a cross-section of industries in the United States. Of such agreements, 149 were licensing agreements with manufacturers who had an obligation to report and pay royalties on the sale of lasers or laser systems that use the inventions claimed in the Laser Patents. The Company believes the majority of the commercial laser manufacturers in the United States, as well as a majority of manufacturers importing lasers into the United States, have been licensed.

         The market for Patlex's patent license agreements under the Laser Patents depends on the commercial laser industry. The number of license agreements fluctuates with the execution of license agreements with new commercial entities, spin-offs creating new entities from existing licensees, business failures, combinations between existing licensees, and termination of existing agreements for cause or by mutual consent.

         The agreements with both manufacturers and users generally provide for one or more "lump sum" payments in consideration of non-exclusive licenses for certain applications of all of the Laser Patents and a release of all claims for damages from past infringements. Substantially all of the licenses also provide for future royalty payments if the licensee engages in the manufacture or sale of lasers subject to the Laser Patents. In contrast, substantially all of the licenses with licensees that use, but do not manufacture or sell, products covered by the Laser Patents provide only for a one-time lump sum payment for past infringement. As a result of licensing efforts to date, royalties from past infringements are expected to be minimal in the future. The two largest licensees accounted for 11.6% and 9.0% of the Laser Patent royalties during the fiscal year ended December 31, 1998. The Company believes that, in the event either one or both of these licensees ceases manufacturing licensed laser products, the impact on Patlex's revenues would be temporary, as it is anticipated that other manufacturers would satisfy the overall demand for such licensed laser products.

                                   COMPETITION

         The electronic information industry is competitive, and is characterized by rapid technological change and the entry into the field of large and well-capitalized companies, as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly internationally with large, well-established information providers. These competitors offer a wide variety of information services, ranging from news to legal databases, that allows them to offer their products to larger customer bases and to more easily attract customers to their products.

         As exclusive licensing agent of the Laser Patents, Patlex does not encounter any competition in licensing manufacturers and users of the technology covered by the Laser Patents. Although the Company believes the laser technology covered by the Laser Patents to be state-of-the-art, any advance in technology that would render one or more of the Laser Patents obsolete could have a material adverse effect on Patlex's future patent royalty revenue.

                                    EMPLOYEES

         At December 31, 1998, the Company had 247 full-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees are covered by collective-bargaining agreements.

ITEM 2. PROPERTIES

         The Company's Electronic Information Group currently leases approximately 150,000 square feet of office space in Boca Raton, Florida, to conduct its business. The Company's patent enforcement business currently leases approximately 3,000 square feet in Las Vegas, Nevada. The Company believes that these facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in litigation from time to time in the ordinary course of its business. The Company is not currently involved in any material litigation, nor, to its knowledge, is any material litigation currently threatened.

         Due to the nature of Patlex's business, and especially its involvement in the enforcement of patent rights, Patlex is from time to time involved in litigation with alleged infringers of the Laser Patents. Patlex regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, Patlex has in the past been required to prosecute appeals to the United States District Court from Patent and Trademark Office rulings adverse to Patlex's interest. No such appeals are pending at this time, and Patlex does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against Patlex, to date Patlex has not incurred liability with regard to such counterclaims. Patlex may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security-holders during the quarter ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

NAME                        AGE        POSITION WITH THE COMPANY
----                        ---        -------------------------

Frank Borman                71         Chairman of the Board of Directors
Charles A. Lieppe           54         President and Chief Executive Officer
                                       and Director
George A. Bruder, Jr.       43         Senior Vice President, Operations
Kevin A. Barr               39         Vice President, Human Resources
Thomas J. Hoolihan          42         Vice President and General Counsel
Timothy M. Leonard          40         Vice President, Finance,
                                       Treasurer & Chief Financial Officer
J. Henry Muetterties        44         Vice President and Secretary

         Mr. Borman has been Chairman of the Company since 1988. From August 1988 until August 1996, he served as Chief Executive Officer of the Company, and as its President from February 1989 until August 1996. Mr. Borman served as a director of AutoFinance Group, Inc. (AFG) from 1990 until September 27, 1995, and served as Chairman of AFG's Board of Directors from December 1992 until September 27, 1995. Mr. Borman currently serves as a member of the Board of Directors of The Home Depot, Inc., Thermo Instruments Systems, and American Superconductor Corporation, and is also a member of the Board of Trustees of the National Geographic Society.

         Mr. Lieppe was elected President and Chief Executive Officer of the Company in August 1997 and a member of the Board of Directors. From April 1996 through February 1997, Mr. Lieppe was President and Chief Executive Officer of Nabisco International. From 1991 through November 1995, Mr. Lieppe was President and Chief Executive Officer of Berol Corporation. Mr. Lieppe spent the first 21 years of his career at the Proctor & Gamble Company.

         Mr. Bruder was elected Senior Vice President of Operations in November 1997. He has held various positions of the Company since August 1994. Prior to joining the Company, Mr. Bruder worked in various capacities at the Broward Sheriff's office, from June 1982 to August 1994.

         Mr. Barr was elected Vice President, Human Resources on February 18, 1998. From 1995 to 1997, Mr. Barr served in various capacities of Nabisco International, most recently as Vice President, Human Resources of their Asia Pacific operations in Singapore. From 1991 through 1995, Mr. Barr served in various capacities for Dun & Bradstreet.

         Mr. Hoolihan was elected Vice President and General Counsel of the Company in November 1997. From January 1989 until November 1997, Mr. Hoolihan served in various capacities at Unilever United States, Inc., most recently as Associate General Counsel - Corporate and Assistant Secretary.

         Mr. Leonard was elected Vice President, Finance, Treasurer & Chief Financial Officer of the Company on February 18, 1997. From June 1994 until January 1997, he served in various capacities for GMIS Inc., including Director of Finance from June 1994 through May 1995, and Vice President, Finance and Chief Financial Officer from May 1995 through January 1997. Mr. Leonard worked for Ernst & Young LLP from 1981 through June 1994.

         Mr. Muetterties was elected Vice President and Secretary on August 20, 1996. Beginning in May 1989, he was the Vice President, General Counsel and Secretary of Patlex, and had been the Corporate Licensing Counsel for Patlex since March 1988.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the Nasdaq National Market on August 20, 1996, under the symbol "DBTO," until September 17, 1997, when the stock was listed on the New York Stock Exchange under the symbol "DBT."

         The following table sets forth the high and low sales prices of a share for the Company's Common Stock, for the indicated quarters of 1997 and 1998, as reported on the Nasdaq Stock Market and the New York Stock Exchange.

                                          HIGH                  LOW
                                          ----                  ---

1997
First Quarter                            $22.88               $15.00
Second Quarter                            29.00                17.78
Third Quarter                             32.88                21.50
Fourth Quarter                            34.75                24.75

1998
First Quarter                            $33.38               $21.50
Second Quarter                            28.25                21.44
Third Quarter                             28.50                12.38
Fourth Quarter                            25.94                12.63

         The number of record-holders of the Company's Common Stock as of March 19, 1999, was 507. The Company believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

         The Company has not paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data of the Company as of and for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994, have been derived from the audited financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements of the Company, and Notes thereto, included elsewhere in this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------
                                             1998             1997(2)          1996(1)            1995              1994
                                          -----------       -----------      -----------        ----------       ----------

STATEMENT OF OPERATIONS DATA
Revenues                                  $46,913,000       $30,876,100      $16,321,300        $8,076,300       $2,751,100
Patent royalties                            6,636,400         6,669,700        2,382,000
                                          -----------       -----------      -----------        ----------       ----------
Total revenues and
   royalties                               53,549,400        37,545,800       18,703,300         8,076,300        2,751,100

Cost of revenues                           23,543,500        15,376,200        8,996,300         3,372,300          856,200
Selling and promotion                       5,518,000         3,467,100        1,930,400         1,025,700          287,100
Research and development                    3,077,600         2,364,000        2,052,300         1,017,000          552,700
General and administrative                 14,029,600         8,716,800        4,814,800         1,908,100          609,900
Loss on IRB transaction                                                                          1,660,100
                                          -----------       -----------      -----------        ----------       ----------
Total expenses                             46,168,700        29,924,100       17,793,800         8,983,200        2,305,900
                                          -----------       -----------      -----------        ----------       ----------
Income (loss) from
   operations                               7,380,700         7,621,700          909,500         (906,900)          445,200

Interest income
   (expense), net                           2,332,000         1,467,400        (159,100)          (76,100)         (15,400)
                                          -----------       -----------      -----------        ----------       ----------

Income (loss) before
   income taxes                             9,712,700         9,089,100          750,400         (983,000)          429,800

Provision for income taxes                  3,010,900         3,090,900          231,000           208,700
                                          -----------       -----------      -----------        ----------       ----------

Net income (loss)                         $ 6,701,800       $ 5,998,200      $   519,400      $(1,191,700)       $  429,800
                                          ===========       ===========      ===========      ============       ==========

Basic net income (loss)
   per share                              $       .36       $      0.35      $      0.04       $    (0.13)       $     0.05
                                          ===========       ===========      ===========       ===========       ==========
Basic weighted-average
   shares outstanding                      18,468,100        17,135,600       12,128,400         8,835,600        7,875,200
                                          ===========       ===========      ===========       ===========       ==========

Diluted net income (loss)
   per share                              $      0.35       $      0.33      $      0.04       $    (0.13)       $     0.05
                                          ===========       ===========      ===========       ===========       ==========
Diluted weighted-average
   shares outstanding                      19,132,300        18,015,100       12,354,600         8,835,600        7,875,200
                                          ===========       ===========      ===========       ===========       ==========

                                                                               AS OF DECEMBER 31,
                                          ---------------------------------------------------------------------------------
BALANCE SHEET DATA                            1998              1997             1996              1995             1994
                                          -----------       -----------      -----------        ----------       ----------

Working capital (deficit)                 $53,393,900       $53,482,600      $ 4,207,500        $  508,500       $  (4,400)
Total assets                               90,513,100        84,608,500       29,556,000         6,557,200        1,524,500
Total debt                                                                     2,981,300         2,641,600          684,700
Stockholders' equity                       82,763,900        75,647,100       18,230,500         2,598,400          552,300


----------------
(1) The 1996 Statement of Operations includes the results of Patlex from August 20, 1996, through December 31, 1996.

(2) The 1997 Statement of Operations includes the results of The Information Connectivity Group from August 1, 1997, through December 31, 1997.

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

                             OVERVIEW OF THE COMPANY

         The Company is a holding company with businesses that serve the electronic information and patent enforcement industries. Its electronic information businesses are online providers of integrated database services and related reports primarily to law enforcement and other government agencies, law firms, insurance companies, and licensed investigation companies. Its patent enforcement business is engaged in the exploitation and enforcement of two Laser Patents, and generates its revenues through patent royalties.

                          ELECTRONIC INFORMATION GROUP

         Revenues of the Electronic Information Group (EIG) increased 51.9% to $46,913,000 for the year ended December 31, 1998, from $30,876,100 for 1997. The increase in EIG's revenues was attributable to an increase in the number of active customers and new products EIG released. During 1998, active customers (defined as customers accessing the system in a given month) increased 45.8% to approximately 14,000 as of December 31, 1998, from 9,600 as of December 31, 1997. During 1997, active customers increased 62.7% to 9,600 active customers, from 5,900 active customers as of December 31, 1996. In 1998, EIG's average revenue per average active customer was approximately $3,100. By comparison, in 1997 and 1996, the average revenue per average active customer was $3,100 and $3,000, respectively.

         EIG's cost of revenues increased 59.6% to $21,835,000 in 1998, from $13,678,100 in 1997. As a percentage of EIG revenues, cost of revenues increased to 46.5% from 44.3% in 1997. In addition to the full-year effect of the acquisition of The Information Connectivity Group, Inc. (ICON), the dollar increase in the Company's cost of revenues was due primarily to increases in both purchased data costs, and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases.

         EIG's cost of revenues increased 63.3% to $13,678,100 in 1997, from $8,374,300 in 1996, and decreased to 44.3% as a percentage of total EIG revenues, from 51.3% in 1996. The increase was due primarily to increases in both purchased data costs and depreciation expense.

         EIG's selling and promotion expenses increased 59.2% to $5,518,000 in 1998, from $3,467,100 in 1997. The increase was primarily due to the acquisition of ICON and increases in advertising, trade-show expenses, and costs related to expanding the sales force. As a percentage of EIG revenues, selling and promotion increased to 11.8% in 1998, from 11.2% in 1997.

         EIG's selling and promotion expenses increased 79.6% to $3,467,100 in 1997, from $1,930,400 in 1996. The increase was primarily due to increases in payroll and trade-show expenses. As a percentage of total EIG revenues, selling and promotion decreased to 11.2% in 1997, from 11.8% in 1996.

         The EIG's research and development expenses increased 30.2% to $3,077,600 in 1998, from $2,364,000 in 1997. The EIG's research and development expenses increased 15.2% in 1997 to $2,364,000, from $2,052,300 in 1996. These increases were caused by increases in payroll and related expenses. As a percentage of EIG's total revenues, research and development expenses decreased to 6.6% in 1998, from 7.7% in 1997 and 12.6% in 1996.

         EIG's general and administrative expenses increased 69.5% in 1998 to $13,004,300, from $7,673,300 in 1997. EIG's general and administrative expenses increased 74.6% in 1997 to $7,673,300, from $4,395,800 in 1996. The increases were due to increases in rent, public company expenses, goodwill amortization, and payroll and related expenses. As a percentage of EIG's total revenues, general and administrative expenses increased to 27.7% in 1998, from 24.9% in 1997 and 26.9% in 1996.

                            PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group (PEG) remained consistent at $6,636,400 for the year ended December 31, 1998, compared to $6,669,700 for 1997 and $2,382,000 for the year ended December 31, 1996. The 1996 revenues of PEG are included from August 1996, the date of its acquisition by the Company. PEG's cost of revenues increased to $1,708,500 in 1988, from $1,698,100 in 1997 and $622,000 for the period from August 1996 through December 31, 1996, and consisted solely of the amortization of its patents. The PEG's general and administrative expenses decreased to $1,025,300 for the year ended December 31, 1998, from $1,043,500 in 1997 and $419,000 for the period from August 1996 through December 31, 1996.

                                OPERATING PROFIT

         The EIG contributed $3,478,100 in operating profit for the year ended December 31, 1998, compared to $3,693,600 in operating profit for the year ended December 31, 1997, and with an operating loss of $431,500 for 1996. PEG contributed $3,902,600 in operating profit for the year ended December 31, 1998, compared to $3,928,100 and with $1,341,000 in 1997 and 1996, respectively.

         On a consolidated basis, the Company's operating profit was $7,380,700 for the year ended December 31, 1998 compared to $7,621,700 and $909,500 for 1997 and 1996, respectively.

                          NET INTEREST INCOME (EXPENSE)

         Net interest income was $2,332,000 in 1998, compared with $1,467,400 in 1997 and net interest expense of $159,100 in 1996. The net interest income in 1998 and 1997 was due to the Company's investment earnings on proceeds from the issuance of Common Stock in May 1997.

                                  INCOME TAXES

         The Company's effective income tax rate was 31% in 1998, compared to 34% in 1997 and 32% in 1996. The 1998 effective tax rate was favorably impacted by the effects of non-taxable investment income, a reduction in the Company's valuation allowance, and a research and development tax credit offset by state income taxes. The 1997 effective rate was favorably impacted by a research and development tax credit. The 1996 effective rate was favorably impacted by a research and development tax credit, offset by non-deductible merger expenses and state income taxes.

                                   NET INCOME

         In 1998, the Company had net income of $6,701,800, compared with $5,998,200 in 1997 and $519,400 in 1996. The increase in net income from 1997 to 1998 was due to significant increase in investment income and a reduction in the effective tax rate in 1998. The increase in net income from 1996 to 1997 was due to the acquisition of Patlex Corporation, a significant increase in investment income, and a significant increase in EIG's operating profit.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $9,280,700 and $9,031,600 in 1998 and 1997, respectively. The Company's capital expenditures of $14,433,700 and $6,421,100 in 1998 and 1997, respectively, were primarily attributable to the acquisition of computer equipment for EIG and, in 1998, related to the leasehold improvements and furniture and fixtures acquired in connection with the relocation of the Company to its new headquarters in Boca Raton, Florida. The Company had working capital at December 31, 1998, of $53,393,900 (including cash and cash equivalents of $21,314,400), compared to $53,482,600 (including cash and cash equivalents of $7,689,800) at December 31, 1997.

         The Company expects to fund future working-capital requirements from its existing cash and short-term investment balances, together with cash generated from operations. If necessary, other sources of capital available to the Company may include access to the capital markets and additional bank borrowings.

                                    INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

                               THE YEAR 2000 ISSUE

         The Year 2000 Issue is the issue of whether information and non-information technology systems will be able to recognize and process date-sensitive information in the year 2000. The Company relies, directly and indirectly, on information technology systems--such as microprocessors, proprietary operating systems, desktop computers, network hardware equipment, and applications software--to operate its products; manage its business data; and perform a variety of administrative services, including accounting, financial reporting, payroll processing, processing, and invoicing. The Company also relies on non-information technology systems, including office equipment, security systems, and telephone systems, to carry out its day-to-day operations. In addition, third parties material to the Company's operations, such as suppliers, vendors, and customers, rely on information and non-information technology systems to manage their businesses. All of these technology systems could be affected by the Year 2000 Issue.

         In order to obtain Year 2000 compliance certification from the Information Technology Association of America, an independent industry consortium, and minimize the risk of Year 2000-related losses, the Company began conducting a comprehensive assessment of its Year 2000 Issues in August 1998. The assessment has focused on five areas that, if affected by the Year 2000 Issue, could have a material adverse effect on the Company's operations. These areas are: data storage, product software used by the Company's customers, product software used internally by the Company, hardware, and non-information technology systems. The following is a Year 2000 status report for each of these areas, based upon the phase of the assessment completed to date.

DATA STORAGE

         Of the Company's 15 data fields initially identified as not Year 2000 compliant, eight fields have been made Year 2000 compliant, and the remaining seven fields will be brought into Year 2000 compliance prior to the original target date of June 1999.

         The Company has 115 historical data storage files containing date codes. At least two of these files are not Year 2000 compliant. The Company estimates that all of these files, along with the Company's other historical data storage files, will be made Year 2000 compliant by June 1999.

         The Company has determined that some of its data files have been incorrectly modified for Year 2000 compliance, which could cause date-related errors. The Company is currently in the process of producing DataLinks, a database that will allow it to identify those files which were incorrectly modified. The Company expects to make all of the improperly modified files Year 2000 compliant by June 1999. Once operational, DataLinks will serve as the central Year 2000 information-gathering system for the Company, and will be used to identify Year 2000 problems and to monitor adherence to the Company's Year 2000 policies and procedures.

         The Company is evaluating the necessity of reconfiguring all of the date fields contained within its data storage files to make them Year 2000 compliant. If undertaken, this project would be completed by June 1999.

         The Company is currently in the process of determining the time frame and format in which vendors will begin supplying Year 2000-compliant data to the Company. The Company estimates that data obtained from its vendors will be Year 2000 compliant by September 1999.

PRODUCT SOFTWARE USED BY THE COMPANY'S CUSTOMERS

         The Company's product software is divided into two types: software written by the Company and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

         SOFTWARE WRITTEN BY THE COMPANY. Preliminary assessment has revealed that the date-related codes contained in the software written by the Company are generally Year 2000 compliant. Two software programs, important to the Company's business and operations, AutoTrackPLUSSM and AutoTrackXPSM, will be fully tested for Year 2000 compliance by June 1999. Any Year 2000 remediation efforts necessary in connection with these programs will be completed by September 1999.

         SOFTWARE WRITTEN BY THIRD PARTIES.

         Version 8.0 of pcAnywhere, the software used to access AutoTrackPLUS, has been certified as Year 2000 compliant by Symantec Corporation, its manufacturer. Through testing, the Company has determined that earlier versions of pcAnywhere (4.5 and 5.0 for DOS(R), 2.0 for Windows(R), and 7.5 for Windows) are also Year 2000 compliant, except for one two-digit year display, which does not affect the operation of these versions. However, the Company expects that in the coming months, many of its customers, as part of their Year 2000 remediation efforts, will be switching from the earlier versions of pcAnywhere to more updated, Year 2000-certified software programs, including AutoTrackXP.

         Versions 4.0 and earlier of Microsoft Internet Explorer(R), also used by the Company's customers, will not be tested for Year 2000 compliance by Microsoft, the manufacturer. The Company expects that customers using these earlier versions will bring their systems into Year 2000 compliance through Microsoft's

         Website, which provides online upgrades of Microsoft Internet Explorer at no cost.

         Versions 3.x and 4.x of Netscape Navigator(R) are both Year 2000 compliant when used with the Windows 95 or later operating system, according to Netscape. The Company expects that customers using earlier versions of Netscape Navigator will bring their systems into Year 2000 compliance through Netscape's Website, which provides online upgrades at no cost.

         Third Party dialer applications used on the AutoTrackXP install disks have been certified as Year 2000 compliant by the vendor.

PRODUCT SOFTWARE USED BY THE COMPANY

         The Company has installed a real-time inventory system. The Company will postpone upgrading commercial software used internally until late 1999, in order to ensure that it obtains the most advanced versions possible.

HARDWARE

         DESKTOP MACHINES. Most of the Company's 350 desktop machines are being replaced with certified Year 2000 compliant Hewlett Packard desktops, as part of a Company-wide computer upgrade program. Clocking for the Company's computer network will be centralized through a new, Year 2000-compliant system. The system will control timekeeping for all desktop machines and servers, and ensure that all date- and time-related codes and functions used in hardware throughout the Company's network remain Year 2000 compliant.

         SUPPORT MACHINES. Support machines used by the Company are being manually tested for Year 2000 compliance. The Company expects to complete its Year 2000 assessment of these machines by March 1999.

         SERVERS. Many of the Company's 373 computer servers have failed real-time clock testing. However, results of the Company's investigation indicate that this failure will not materially affect the operation of the servers. Further Year 2000-related testing of the servers will be conducted as a safeguard.

         NETWORK HARDWARE. The Company's network hardware includes routers, hubs, switches, CD-ROM towers, print servers, and communication servers. Approximately 80% of this network hardware has been certified as Year 2000 compliant by Hewlett Packard, its vendor. The remaining 20% has been certified as Year 2000 compliant by Cisco Systems.

         COMMUNICATIONS HARDWARE. The Company's communications hardware includes modems and DSU/CSUs. Modems do not perform date processing and, therefore, do not have Year 2000-related problems. The DSU/CSUs are digital modems that perform data processing for administrative purposes only. The Year 2000 status of these digital modems will be evaluated after other Year 2000 priority areas have been addressed.

NON-INFORMATION TECHNOLOGY SYSTEMS

         PHONE SYSTEM. The Company's phone system has been certified as Year 2000 compliant by Siemens.

         SECURITY SYSTEM. Security software has been certified as Year 2000 compliant. The vendor is in the process of testing the security hardware for Year 2000 compliance.

         OFFICE ENVIRONMENTAL SYSTEM. The Company's office environmental system is currently manually controlled and Year 2000 compliant. However, new automated controls for the environmental system are being installed. The Company plans to test these controls for Year 2000 compliance.

         TELEPHONE AND UTILITY SYSTEM. The Year 2000 status of the Company's telephone and utility systems has not been assessed. The Company expects that these systems will be made Year 2000 compliant by their providers.

SUMMARY

         The Company expects to be fully Year 2000 compliant and to obtain certification of Year 2000 compliance from the Information Technology Association of America by September 1999. Given the Company's plans to identify and address its Year 2000 Issue, the Company does not believe that the Year 2000 Issue will have a material adverse effect on its business, results of operations, or financial condition. The Company estimates that the total cost of addressing its Year 2000 Issue will be approximately $300,000. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. The Company will develop a contingency plan for dealing with Year 2000 Issues by September 1999.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

         The Company's failure to correct a material Year 2000-related problem in its information or non-information technology systems could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Specifically, the Company's inability to bring historical data files, date fields or information purchased from vendors into Year 2000 compliance could have a material adverse effect on the business, financial condition, and results of operations of the Company. In addition, the Company is currently unable to predict the effect that the Year 2000 Issue will have on its suppliers, or the extent to which the Company would be vulnerable to its suppliers' failures to remediate their Year 2000 Issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DBT ONLINE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Deloitte & Touche LLP, Independent Auditors                       17

Consolidated Balance Sheets at December 31, 1998 and 1997                   18

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                   19

Consolidated Statements of Changes in Stockholders' Equity for the
        Years Ended December 31, 1998, 1997 and 1996                        20

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                   21

Notes to Consolidated Financial Statements                                  22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the consolidated balance sheets of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DBT Online, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 15, 1999

                        DBT ONLINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    AT DECEMBER 31,
                                                                          -----------------------------------
                                                                             1998                    1997
                                                                          -----------             -----------

                                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 $21,314,400             $ 7,689,800
Accounts receivable, less allowance:
   1998, $384,200; 1997, $330,000                                           8,401,000               4,448,800
Short-term investments                                                     25,840,200              44,207,200
Prepaid expenses and other current assets                                   2,139,900               1,681,300
Prepaid income taxes                                                                                  217,300
                                                                          -----------             -----------
Total current assets                                                       57,695,500              58,244,400

Property and equipment, net                                                18,247,100               9,034,000
Patents, less accumulated amortization:
   1998, $4,012,400; 1997, $2,317,300                                       9,830,400              11,525,400
Goodwill, less accumulated amortization:
   1998, $1,170,200; 1997, $344,200                                         4,637,000               5,463,100
Other assets                                                                  103,100                 341,600
                                                                          -----------             -----------
TOTAL ASSETS                                                              $90,513,100             $84,608,500
                                                                          ===========             ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                  $ 2,501,200             $ 3,766,600
Due to other patent interest holders                                        1,394,500                 995,200
Income taxes payable                                                          405,900                      --
                                                                          -----------             -----------
Total current liabilities                                                   4,301,600               4,761,800

DEFERRED INCOME TAXES                                                       3,447,600               4,199,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value,
   5,000,000 shares authorized; no
   shares issued or outstanding
Common stock, $0.10 par value, 100,000,000 shares and
   40,000,000 shares authorized at December 31, 1998
   and 1997, respectively. 18,473,416 shares and
   18,388,626 shares issued and outstanding at
   December 31, 1998 and 1997, respectively.                                1,847,300               1,838,900
Additional paid-in capital                                                 68,971,200              68,564,600
Retained earnings                                                          11,945,400               5,243,600
                                                                          -----------             -----------
   Total stockholders' equity                                              82,763,900              75,647,100
                                                                          -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $90,513,100             $84,608,500
                                                                          ===========             ===========


                 See Notes to Consolidated Financial Statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                                1998                   1997                    1996
                                                            -----------            -----------             -----------
Revenues                                                    $46,913,000            $30,876,100             $16,321,300
Patent royalties                                              6,636,400              6,669,700               2,382,000
                                                            -----------            -----------             -----------
   Total revenues and royalties                              53,549,400             37,545,800              18,703,300
                                                            -----------            -----------             -----------

Cost of revenues                                             23,543,500             15,376,200               8,996,300
Selling and promotion                                         5,518,000              3,467,100               1,930,400
Research and development                                      3,077,600              2,364,000               2,052,300
General and administrative                                   14,029,600              8,716,800               4,814,800
                                                            -----------            -----------             -----------
   Total expenses                                            46,168,700             29,924,100              17,793,800
                                                            -----------            -----------             -----------

Income from operations                                        7,380,700              7,621,700                 909,500
Interest income (expense), net                                2,332,000              1,467,400                (159,100)
                                                            -----------            -----------              ----------
Income before income taxes                                    9,712,700              9,089,100                 750,400
Provision for income taxes                                    3,010,900              3,090,900                 231,000
                                                            -----------            -----------              ----------

Net income                                                  $ 6,701,800            $ 5,998,200              $  519,400
                                                            ===========            ===========              ==========

Net income per share (basic)                                $      0.36            $      0.35              $     0.04
                                                            ===========            ===========              ==========
Weighted-average shares
   outstanding (basic)                                       18,468,100             17,135,600              12,128,400
                                                            ===========            ===========             ===========

Net income per share (diluted)                              $      0.35            $      0.33             $      0.04
                                                            ===========            ===========             ===========
Weighted-average shares
   outstanding (diluted)                                     19,132,300             18,015,100              12,354,600
                                                            ===========            ===========             ===========



                 See Notes to Consolidated Financial Statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                                             -----------------------------      ADDITIONAL         RETAINED
                                               NUMBER                             PAID-IN          EARNINGS
                                              OF SHARES         PAR VALUE         CAPITAL          (DEFICIT)          TOTAL
                                             -----------       -----------      -----------       -----------      -----------
BALANCE at January 1, 1996                    10,255,248       $    10,200      $ 3,862,200       $(1,274,000)    $  2,598,400
   Change in par value                                           1,015,400      (1,015,400)
   Stock issued for acquisition                5,131,702           513,200       14,235,100                         14,748,300
   Exercise of stock options                      60,662             6,000          137,000                            143,000
   Stock options issued for
      services, net of income taxes                                                 221,400                            221,400
   Net income                                                                                         519,400          519,400
                                             -----------       -----------      -----------       -----------      -----------
BALANCE at December 31, 1996                  15,447,612         1,544,800       17,440,300          (754,600)      18,230,500

   Exercise of stock options                     106,190            10,600          865,300                            875,900
   Issuance of common stock
      for cash                                 2,690,000           269,000       46,543,000                         46,812,000
   Stock issued for acquisition                  144,824            14,500        3,473,900                          3,488,400
   Tax benefit of stock options                                                     242,100                            242,100
   Net income                                                                                       5,998,200        5,998,200
                                             -----------       -----------      -----------       -----------      -----------
BALANCE at December 31, 1997                  18,388,626         1,838,900       68,564,600         5,243,600       75,647,100

   Exercise of stock options                      75,105             7,500          164,600                            172,100
   Stock issued for employee
      benefit plan                                 9,685               900          242,000                            242,900
   Net income                                                                                       6,701,800        6,701,800
                                             -----------       -----------      -----------       -----------      -----------
BALANCE at December 31, 1998                  18,473,416        $1,847,300      $68,971,200       $11,945,400      $82,763,900
                                             ===========       ===========      ===========       ===========      ===========


                 See Notes to Consolidated Financial Statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                      1998                   1997                    1996
                                                                  -----------            ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $ 6,701,800            $ 5,998,200            $   519,400
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization                                    7,741,700              5,586,600              3,016,500
   Deferred income taxes                                             (752,000)              (139,600)              (536,000)
   Stock issued for employee benefit plan                             242,900
   Tax benefit of stock options                                                              242,100
   Stock options issued for services                                                                                355,000
Changes in operating assets and liabilities:
   Accounts receivable                                             (3,952,200)            (1,866,300)              (922,000)
   Prepaid expenses and other current assets                         (458,600)            (1,193,800)              (159,300)
   Accounts payable and accrued liabilities                        (1,265,400)             1,656,000                (11,700)
   Due to other patent interest holders                               399,300               (416,100)               120,800
   Income taxes                                                       623,200               (835,500)              (996,200)
                                                                  -----------            -----------             ----------
      Net cash provided by
            operating activities                                    9,280,700              9,031,600              1,386,500

CASH FLOWS FROM INVESTING ACTIVITIES
   Property and equipment purchased                               (14,433,700)            (6,421,100)            (5,300,700)
   Cash (used) acquired in acquisition                                                    (2,487,300)             8,505,100
   Decrease in other assets                                           238,500                101,600                 49,300
   Proceeds from sales or maturities
      of investments                                               18,367,000
   Purchases of short-term investments                                                   (44,207,200)
                                                                  -----------            -----------             ----------
      Net cash (used in) provided by
            investing activities                                    4,171,800            (53,014,000)             3,253,700

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 46,812,000
   Net change in bank line-of-credit                                                        (200,000)               100,000
   Proceeds from exercise of stock options                            172,100                875,900                143,000
   Proceeds from long-term debt borrowings                                                                        1,500,000
   Repayments on long-term debt                                                           (2,781,300)            (1,260,300)
   Repayment on note payable, shareholder,
      and other                                                                                                     200,000
      Net cash provided by
            financing activities                                      172,100             44,706,600                682,700
                                                                  -----------            -----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          13,624,600                724,200              5,322,900
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                           7,689,800              6,965,600              1,642,700
                                                                  -----------            -----------             ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $21,314,400            $ 7,689,800            $ 6,965,600
                                                                  ===========            ===========            ===========


                 See Notes to Consolidated Financial Statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         DBT Online, Inc. (the Company), through its Database Technologies, Inc.
(DBT) and The Information Connectivity Group, Inc. (ICON) subsidiaries, is engaged in the electronic information retrieval industry, which provides online, real-time access to public records. The Company, through its Patlex Corporation (Patlex) subsidiary, is involved in the patent enforcement and exploitation business, whereby the Company collects royalty fees from a group of laser patents.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

         USE OF ESTIMATES. The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a remaining original maturity at the date of purchase of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the assets. Useful lives range from three to 10 years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

         PATENTS AND GOODWILL. The patent costs are amortized on a straight-line basis over the remaining lives of the patents. Goodwill is amortized on a straight-line basis over seven years.

         CARRYING VALUE OF LONG-LIVED ASSETS. Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized, to write down the asset to its estimated fair value. Assets, if any, that management has committed to a plan to dispose, whether by sale or abandonment, are reported at the lower of carrying amount or fair value, less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions.

         REVENUE RECOGNITION. The Company recognizes revenue at the time of customer access. Accounts receivable are primarily with law enforcement agencies, insurance companies, law firms, and other licensed investigation companies. Patent royalties are recognized pursuant to license agreements that require the licensees to periodically report activity to the Company. The Company's customers are numerous and spread over a wide geographic area. As such, the

         Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

         RESEARCH AND DEVELOPMENT COSTS. Costs for research and development activities are expensed as incurred, and aggregated $3,077,300, $2,364,000, and $2,052,300 for years ended December 31, 1998, 1997, and
         1996, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Short-term investments are classified as available-for-sale and are carried at fair value.

         NET INCOME PER SHARE. Basic net income per share is determined by dividing net income by the weighted-average shares outstanding. Diluted net income per share is determined by dividing net income by the weighted-average shares outstanding including the effect of stock options, if dilutive. The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding were 664,200, 879,500, and 226,200 in 1998, 1997, and 1996, respectively.

         NEW ACCOUNTING PRONOUNCEMENT. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS No. 130), Comprehensive Income. This standard is effective for financial statements for fiscal years beginning after December 15, 1997. Other comprehensive income refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. The components of comprehensive income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

         RECLASSIFICATIONS. Certain amounts have been reclassified to conform with the 1998 presentation.

2. ACQUISITIONS

         On August 1, 1997, the Company acquired all of the stock of ICON. The consideration paid included both cash of $2.5 million and common stock of the Company valued at $3.5 million. For accounting purposes, the transaction was treated as a purchase. The Company recorded goodwill of approximately $5.8 million in connection with this acquisition, which is being amortized over seven years. Had the acquisition of ICON been consummated as of January 1, 1996, the pro forma results of operations for the Company would not have been materially affected.

         On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure, and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company, merged with Database Technologies, Inc. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex owned approximately 33.2% of the Company, and the former owners of Database Technologies, Inc. owned 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, this transaction was treated as a purchase of Patlex, with DBT as the accounting acquirer.

         The purchase price was determined based on the 5,895,428 shares of Company common stock and stock options issued (based on the number of shares of Patlex common stock and options to purchase Patlex common stock outstanding immediately prior to the merger, as prescribed by the merger agreement), which were valued at $14,060,000, together with transaction costs of $689,000, and was allocated to Patlex's assets and liabilities based upon their estimated fair values at August 20, 1996. A summary of such allocation follows:

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

3. PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                     AT DECEMBER 31,
                                             -------------------------------
                                                 1998               1997
                                             ------------       ------------

         Computer equipment                  $ 21,412,100       $ 15,209,300
         Office furniture and equipment         1,406,300            795,500
         Leasehold improvements                 7,497,900            277,300
                                             ------------       ------------
         Total cost                            30,316,300         16,282,100
         Less: Accumulated depreciation       (12,069,200)        (7,248,100)
                                             ------------       ------------
         Property and equipment, net         $ 18,247,100       $  9,034,000
                                             ============       ============

         Depreciation expense was $5,220,600, $3,547,300, and $2,394,200 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. SHORT-TERM INVESTMENTS

         At December 31, 1998 and 1997, short-term investments consisted of the following:

                                                                      AT DECEMBER 31,
                                                              ----------------------------
                                                                 1998            1997
                                                              -----------      -----------
         State and municipal bonds (including accrued
            interest of $1,000,200 and $544,300 as of
            December 31, 1998 and 1997, respectively)         $25,840,200      $37,026,500
         Certificates of deposit (including accrued
            interest of $85,700 as of December 31, 1997)                         7,180,700
                                                              -----------      -----------
               Total                                          $25,840,200      $44,207,200
                                                              ===========      ===========

         STATE AND MUNICIPAL BONDS. The Company has investments in state and municipal bonds that are classified as available-for-sale and are carried at fair value. There were gross unrealized gains of $51,800 and gross unrealized losses of $78,500 as of December 31, 1998. There were approximately $66,000 of gross unrealized gains and losses as of December 31, 1997, with respect to such securities. During 1998, there were $276,000 in realized gains on the sale of securities. Cost is determined based on specific identification. During 1997, there were no sales of any of the Company's state and municipal bonds. At December 31, 1998, these investments have contractual maturities as follows:

         Within 1 year                                         $ 4,165,700
         After 1 through 5 years                                17,969,300
         After 5 through 10 years                                1,542,000
         After 10 years                                          2,163,200
                                                               -----------
         Total                                                 $25,840,200
                                                               ===========

         Certain of the Company's state and municipal bonds are concentrated in specific geographic regions. The states in which a significant component of these investments resided at December 31, 1998 were as follows:

         Florida                                               $10,408,300
         Washington                                              2,057,600
         New Mexico                                              1,315,300
         Maryland                                                1,088,100
         Nevada                                                  1,066,700
         Maine                                                   1,032,100
         Texas                                                   1,030,500
         Illinois                                                1,016,000
         Others                                                  6,825,600
                                                               -----------
         Total                                                 $25,840,200
                                                               ===========

5. PATENTS

         Patlex owns a 64% income interest in Laser Patent revenue relating to certain patents relating to laser technology. The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Brewster Angle Window Patent (U.S. Patent No. 4,746,201), which involves the use of an optical system, including optical elements, to polarize light. The Gas Discharge Laser Patent expires in November 2004 and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex loses its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease.

6. INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------
                                             1998             1997              1996
                                         -----------       -----------       -----------
         Current
            Federal                      $ 3,451,800       $ 2,980,500       $   667,000
            State                            311,100           250,000           100,000
                                         -----------       -----------       -----------
                                           3,762,900         3,230,500           767,000
         Deferred
            Federal                         (718,600)         (121,000)         (492,700)
            State                            (33,400)          (18,600)          (43,300)
                                         -----------       -----------       -----------
                                            (752,000)         (139,600)         (536,000)
                                         -----------       -----------       -----------
         Provision for income taxes      $ 3,010,900       $ 3,090,900       $   231,000
                                         ===========       ===========       ===========

         Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Annual changes in these temporary differences constitute the principal reconciling items between pretax accounting income and taxable income. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997, are as follows:

                                                                 AT DECEMBER 31,
                                                         -----------------------------
                                                            1998              1997
                                                         -----------       -----------
                  Deferred tax liabilities
                     Patents                             $ 3,608,500       $ 4,120,900
                     Cash basis accounting                    36,700            66,300
                     Purchased data                          300,400           291,800
                                                         -----------       -----------
                                                           3,945,600         4,479,000
                  Deferred tax assets
                     Depreciation                             62,100            90,100
                     IRB loss carry forward                  308,100           400,000
                     Reserves and other                      327,900           189,300
                                                         -----------       -----------
                                                             698,100           679,400
                  Valuation allowance                       (200,100)         (400,000)
                                                         -----------       -----------
                  Net deferred income tax liability      $ 3,447,600       $ 4,199,600
                                                         ===========       ===========

         The Company has a capital loss carry-over of approximately $900,000 for tax purposes, which expires in 2000. The related deferred tax asset has been partially offset by a valuation allowance, as the Company initiated certain tax-planning strategies that may result in utilizing this loss carry-over.

         The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                    1998        1997       1996
                                                                    ----        ----       ----
         Federal statutory rate                                      34%        34%        34%
         Non-deductible merger expenses                                                     7
         Tax-exempt investment income                                (2)        (1)
         Research and development credit                             (1)        (1)       (15)
         State income taxes, net of federal income tax benefit        2          1          6
         Benefit of capital loss carry forward                       (2)
         Other                                                                   1
                                                                    ---        ---        ---
                                                                     31%        34%        32%
                                                                    ===        ===        ===

         The Company paid income taxes of $3,155,200, $3,823,500, and $1,809,200 in 1998, 1997, and 1996, respectively.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company may be involved in litigation from time to time in the ordinary course of its business. The Company is not currently involved in any litigation, or to its knowledge, is any litigation currently threatened that could have a material effect on its financial position or results of operations.

         Due to the nature of Patlex's business, and especially its involvement in the enforcement of patent rights, Patlex is from time to time involved in litigation with alleged infringers of the Laser Patents. Patlex regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting reexaminations of patents, Patlex has in the past been required to prosecute appeals to the United States District Court from Patent and Trademark Office rulings adverse to Patlex's interest. No such appeals are pending at this time, and Patlex does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against Patlex, to date Patlex has not incurred liability with regard to such counterclaims. Patlex may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

EMPLOYMENT AGREEMENTS

         In March 1991, Patlex entered into an employment agreement with its chairman, Frank Borman, effective January 1, 1991. The agreement provides for minimum annual compensation of $145,000, and provides for an initial three-year employment period, which is automatically extended for an additional year on its anniversary date unless the Company notifies him it does not wish to extend the term of the agreement. This agreement has been extended for a three-year period effective April 1, 1997. The 1998 annual compensation rate for Mr. Borman was $160,000.

         In August 1997, the Company entered into an employment agreement with its President and Chief Executive Officer, Charles A. Lieppe, which provides for a four-year term beginning August 15, 1997, and ending on August 14, 2001, unless terminated earlier in accordance with certain circumstances. The 1998 annual compensation rate for Mr. Lieppe was $250,000.

LEASES

         The Company leases all of its office space under agreements expiring on various dates through 2007. These leases contain three-year renewal options ranging from three to 10 years.

         Future minimum payments under operating leases that have non-cancelable terms in excess of one year are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  1999                                        $  421,000
                  2000                                         1,022,600
                  2001                                         1,028,300
                  2002                                         1,037,200
                  2003                                         1,086,700
                  Thereafter through 2009                      5,723,000
                                                             -----------
                  Total                                      $10,318,800
                                                             ===========

         Rent expense was $896,400, $568,000, and $327,700, respectively, for the years ended December 31, 1998, 1997, and 1996.

8. STOCK OPTIONS AND BENEFIT PLAN

STOCK OPTIONS

         The Company has incentive and non-qualified stock option plans for directors and key employees, and has 6,000,000 shares of common stock reserved for issuance under these plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors, and have a term of 10 years.

         Option activity, segregated into ranges of exercise prices, is summarized as follows:


                                                    WTD.-AVG.                   WTD.-AVG.                    WTD.-AVG
                                    NUMBER        EXER. PRICE     NUMBER       EXER. PRICE    NUMBER        EXER. PRICE
                                   OF SHARES       PER SHARE    OF SHARES       PER SHARE   OF SHARES        PER SHARE
                                  ----------      -----------  ----------      -----------  ----------      -----------
Acquired in connection
   with the acquisition
   and reorganization                700,000       $    2.38
Granted                                                         1,032,000       $   20.00
Exercised                            (60,000)      $    2.38
Canceled                                                          (22,000)      $   20.00
                                  ----------                   ----------
Outstanding at Dec. 31, 1996         640,000       $    2.38    1,010,000       $   20.00

Granted                                                         1,144,000       $   21.76      220,000       $   28.97
Exercised                             (9,500)      $    2.38      (42,666)      $   20.00
Canceled                                                         (186,333)      $   18.81
                                  ----------                    ---------                   ----------
Outstanding at Dec. 31, 1997         630,500       $    2.38    1,925,001       $   21.16      220,000       $   28.97

Granted                                                           260,000       $   20.84       86,000       $   28.44
Exercised                            (72,605)      $    2.38
Canceled                                                          (36,000)      $   20.00
                                  ----------       ---------   ----------       ---------   ----------       ---------
Outstanding at Dec. 31, 1998         557,895       $    2.38    2,149,001       $   21.16      306,000       $   28.82
                                  ==========       =========   ==========       =========   ==========       =========


Exercisable at Dec. 31, 1998         557,895       $    2.38      737,035       $   21.76       55,417       $   28.89
                                  ==========       =========   ==========       =========   ==========       =========

         The options with a $2.38 weighted-average exercise price have a weighted-average remaining contractual life of 6.8 years; those with a weighted-average exercise price of $21.16 (range of $16.00-$23.63) have a weighted-average remaining contractual life of 8.4 years; and those with a weighted-average exercise price of $28.82 (range of $26.00-$32.13) have a weighted-average remaining contractual life of 8.9 years.

          In addition, there were 6,768 options outstanding at December 31, 1998 (all exercisable), for which no consideration will accrue to the Company. A total of 2,500, 54,024, and 664 of such options were exercised in 1998, 1997, and 1996, respectively.

         The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company's employee stock options are issued with exercise prices that equal the market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized.

         The Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      1998           1997           1996
                                                      ----           ----           ----
         Risk-free interest rate                      6.5%           6.5%           6.5%
         Dividend yield                               none           none           none
         Volatility factors                            57%            43%            47%
         Weighted-average expected life            5 years        5 years        5 years

         The weighted-average fair value per option granted during 1998, 1997, and 1996, was $16.79, $10.17, and $8.65, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net income and net income per share (diluted) would have been reduced to the following pro forma amounts for the years ended December 31, 1998, 1997, and 1996, as follows:

                                                         1998                1997                 1996
                                                         ----                ----                 ----
         Net income
            As reported                               $6,701,800           $5,998,200          $  519,400
            Pro forma                                  3,230,300            3,933,800             179,400
         Net income per share (diluted)
            As reported                               $     0.35           $     0.33          $     0.04
            Pro forma                                       0.17                 0.22                0.01

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

BENEFIT PLAN

         During 1997, the Company adopted a 401(k) plan that is available to substantially all of its employees. The Company provides a match of 66% of the employees' contribution, with a maximum benefit of up to 4% of eligible compensation in the form of Company common stock. Contribution expense was $303,300 and $81,800 in 1998 and 1997, respectively.

9. BUSINESS SEGMENTS

         The Company's reportable segments, namely electronic information and patent enforcement, are organized based on their products and services. Information concerning the segments in which the Company operates is shown in the table below. Operating profit is derived as total revenues less operating expenses; interest expense and general corporate expenses have not been considered. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash and cash equivalents and short-term investments. Substantially all revenues are derived from, and its assets located in, the United States of America.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                         1998               1997                    1996
                                                                     -----------         -----------            -----------
Revenues:
   Electronic information                                            $46,913,000         $30,876,100            $16,321,300
   Patent enforcement                                                  6,636,400           6,669,700              2,382,000
                                                                     -----------         -----------            -----------
Consolidated revenues                                                $53,549,400         $37,545,800            $18,703,300
                                                                     ===========         ===========            ===========

Operating profit:
   Electronic information                                            $ 4,948,700         $ 4,529,100            $   194,700
   Patent enforcement                                                  3,902,600           3,928,100              1,341,000
                                                                     -----------         -----------            -----------
      Segment operating profit                                         8,851,300           8,457,200              1,535,700
Interest income (expense)                                              2,332,000           1,467,400               (159,100)
General corporate expense                                             (1,470,600)           (835,500)              (626,200)
                                                                     -----------         -----------             -----------
Consolidated income before income taxes                              $ 9,712,700         $ 9,089,100            $   750,400
                                                                     ===========         ===========            ===========

Identifiable assets:
   Electronic information                                            $31,713,500         $21,658,600            $ 9,000,900
   Patent enforcement                                                 18,769,000          17,688,600             20,292,500
                                                                     -----------         -----------            -----------
      Total identifiable assets                                       50,482,500          39,347,200             29,293,400
   General corporate assets                                           40,030,600          45,261,300                262,600
                                                                     -----------         -----------            -----------
Consolidated assets                                                  $90,513,100         $84,608,500            $29,556,000
                                                                     ===========         ===========            ===========

Capital expenditures:
   Electronic information                                            $14,426,800         $ 6,414,600            $ 5,277,400
   Patent enforcement                                                      6,900               6,500                 23,300
                                                                     -----------         -----------            -----------
Consolidated capital expenditures                                    $14,433,700         $ 6,421,100            $ 5,300,700
                                                                     ===========         ===========            ===========

Depreciation and amortization of
   identifiable assets:
   Electronic information                                            $ 6,033,200         $ 3,891,500            $ 2,388,200
   Patent enforcement                                                  1,708,500           1,695,100                628,300
                                                                     -----------         -----------            -----------
Consolidated depreciation and
   amortization                                                      $ 7,741,700         $ 5,586,600            $ 3,016,500
                                                                     ===========         ===========            ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

         The information required under these items is contained in the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year. This information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS A PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  The financial statements required by this item are included and listed in the accompanying "Index to Consolidated Financial Statements" in Part II, Item 8 of this Report.

         2.       FINANCIAL STATEMENTS SCHEDULES

                  SCHEDULE II--Valuation and Qualifying Accounts

                        DBT ONLINE, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                     PAGE
                                                                     ----

Report of Deloitte & Touche LLP, Independent Auditors                 32

Schedule II--Valuation and Qualifying Accounts                        33

Schedules I, III, and IV are not required to be filed.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the consolidated financial statements of DBT Online, Inc. (the "Company") and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 15, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 15, 1999

                        DBT ONLINE, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998


                                                                CHARGED TO                           WRITE-OFFS
                                                 BEGINNING     STATEMENT OF           OTHER           AND OTHER         ENDING
DESCRIPTION                                       BALANCE       OPERATIONS          INCREASES        ADJUSTMENTS        BALANCE
-----------                                       -------       ----------          ---------        -----------        -------

Year ended December 31, 1996
   Allowances for uncollectible                                                              (1)
   accounts                                         $ 17,500       $ 49,900          $200,000            $ (17,400)      $250,000
                                                    ========       ========          ========            =========       ========
Year ended December 31, 1997
   Allowances for uncollectible                                                              (2)
   accounts                                         $250,000       $ 95,000          $ 25,000            $ (40,000)      $330,000
                                                    ========       ========          ========            =========       ========
Year ended December 31, 1998
   Allowances for uncollectible
   accounts                                         $330,000       $144,300          $      0            $ (90,100)      $384,200
                                                    ========       ========          ========            =========       ========

----------------
(1) Represents the allowance established in connection with the acquisition of Patlex Corporation.

(2) Represents the allowance established in connection with the acquisition of The Information Connectivity Group, Inc.

         3. EXHIBITS

         The following is a list of all exhibits filed as a part of this Report:

                                    EXHIBITS

EXHIBIT           DESCRIPTION OF DOCUMENT
-------           -----------------------

3(i)**            Amended and Restated Articles of Incorporation
3(ii)**           Amended and Restated Bylaws
10(i)+            Employment Agreement dated March 11, 1990, between Patlex and
                  Frank Borman***
10(ii)++          Employment Agreement dated August 15, 1997, between DBT
                  Online, Inc. and Charles A. Lieppe ***
10(iii)+          Employment Agreement dated September 14, 1992, between Patlex and J. Henry Muetterties***
10(iv)+           Security and Escrow Agreement dated September 29, 1992,
                  between Patlex and NGN Acquisition Corporation
10(v)+            Standard Form of Licensing Agreement
10(vi)+           Purchase Agreement dated December 11, 1979, between Patlex and
                  Gordon Gould
10(vii)+          Agreement dated January 31, 1982, among Patlex, Refac
                  Technology Development Corporation, Refac International Ltd.,
                  Gordon Gould, NGN Acquisition Corporation, and the partnership of Lerner, David, Littenberg & Samuel
10(viii)+         Agreement dated October 1, 1984, among Patlex, Refac
                  Technology Development Corporation, East West Trade Services,
                  Ltd., and Refac International, Ltd.
10(ix)+           Agreement dated 1986 among Patlex and NGN Acquisition
                  Corporation, Gordon Gould, and Apollo Lasers, Inc.
10(x)+            Letter of Clarification dated January 31, 1990, among Patlex,
                  Gordon Gould, and NGN Acquisition Corporation
10(xi)+           Stock Purchase Agreement dated May 14, 1991, among Patlex,
                  Sydney M. Irmas, and certain other shareholders
10(xii)+++        Amended and Restated Stock Option Plan***
10(xiii)*         Lease (For Boca Raton, Florida Location)
10(xiv)*          Employment Agreement dated February 4, 1998, between DBT
                  Online, Inc. and Kevin Barr***
21*               Subsidiaries
23.1*             Consent of Deloitte & Touche LLP
27*               Financial Data Schedule (for Securities and Exchange
                  Commission use only)

-----------------
*        Filed herewith.

** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2000).

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

                                       DBT Online, Inc.

Date: March 26, 1999

                                       By: /s/ Charles A. Lieppe
                                       Charles A. Lieppe
                                       President and Chief Executive Officer



                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints Timothy M. Leonard his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


NAME                              CAPACITY                              DATE
----                              --------                              ----
/s/ Frank Borman                  Chairman of the Board of              March 26, 1999
Frank Borman                      Directors

/s/ Charles A. Lieppe             President, Chief Executive            March 26, 1999
Charles A. Lieppe                 Officer and Director

/s/ Timothy M. Leonard            Vice President, Finance               March 26, 1999
Timothy M. Leonard                (Principal Financial
                                  and Accounting Officer)

/s/ Charles G. Betty              Director                              March 26, 1999
Charles G. Betty

/s/ Jerold E. Glassman            Director                              March 26, 1999
Jerold E. Glassman

/s/ Gary E. Erlbaum               Director                              March 26, 1999
Gary E. Erlbaum

/s/ Jack Hight                    Director                              March 26, 1999
Jack Hight

/s/ Ken Langone                   Director                              March 26, 1999
Ken Langone

/s/ Bernard Marcus                Director                              March 26, 1999
Bernard Marcus

/s/ Andrall E. Pearson            Director                              March 26, 1999
Andrall E. Pearson


/s/ Thomas J. Quarles             Director                              March 26, 1999
Thomas J. Quarles

/s/ Eugene L. Step                Director                              March 26, 1999
Eugene L. Step

/s/ Sari Zalcberg                 Director                              March 26, 1999
Sari Zalcberg