Form 10-Q
period 1999-03-31
DBT ONLINE INC
filed 1999-05-17
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


      For the transition period from _________________ to ________________

                         Commission file number 1-13333
                                               ---------

                                DBT ONLINE, INC.
             -----------------------------------------------------
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

                             LAS VEGAS, NEVADA 89103
                             -----------------------

                                 (702) 257-1112
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  X   No
              ----     ------

The number of common shares outstanding as of March 31, 1999 was 18,512,451.

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I            FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS (Unaudited)

                  Consolidated Balance Sheets as of March 31, 1999
                           and December 31, 1998..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended March 31, 1999
                           and 1998...............................................................................4

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999
                           and 1998...............................................................................5

                  Notes to Consolidated Financial Statements......................................................6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................7

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................12

         Item 2.  CHANGES IN SECURITIES..........................................................................12

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................12

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

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

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

Signature........................................................................................................13

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1


                         Part I - FINANCIAL INFORMATION

 ITEM 1. Financial Statements

 DBT ONLINE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS



                                                                        At March 31,     At December 31,
                                                                            1999              1998
                                                                        -----------       ------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                              $22,632,000       $21,314,400
 Accounts receivable, less allowance: March 31, 1999 - $404,900
  December 31, 1998 - $384,200                                           10,518,500         8,401,000
 Short-terrn investments                                                 26,371,100        25,840,200
 Prepaid expenses and other current assets                                2,353,400         2,139,900
                                                                        -----------       -----------
         Total current assets                                            61,875,000        57,695,500
Property and equipment, net                                              19,130,200        18,247,100
Patents, less amortization: March 31, 1999 - $4,436,100
 December 31, 1998 - $4,012,400                                           9,406,600         9,830,400
Goodwill, less amortization: March 31, 1999 - $1,376,700
 December 31, 1998 - $1,170,200                                           4,435,800         4,637,000
Other assets                                                                294,600           103,100
                                                                        -----------       -----------
TOTAL ASSETS                                                            $95,142,200       $90,513,100
                                                                        ===========       ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                               $ 3,947,900       $ 2,501,200
 Due to other patent interest holders                                     1,723,400         1,394,500
 Income Taxes Payable                                                       703,600           405,900
                                                                        -----------       -----------
         Total current liabilities                                        6,374,900         4,301,600

DEFERRED INCOME TAXES                                                     3,323,700         3,447,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'EQUITY:
 Preferred stock, $.10 par value. 5,000,000 shares
   authorized; no shares issued or outstanding.
 Common stock, $. 10 par value. 100,000,000 shares authorized.
   18,512,451 shares and 18,473,416 shares issued and outstanding
   at March 31,1999 and December 31, 1998, respectively.                  1,851,200         1,847,300
 Additional paid-in capital                                              69,776,200        68,971,200
 Retained earnings                                                       13,816,200        11,945,400
                                                                        -----------       -----------
         Total stockholders' equity                                      85,443,600        82,763,900
                                                                        -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                               $95,142,200       $90,513,100
                                                                        ===========       ===========


See notes to consolidated financial statements.

 DBT ONLINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended March 31,
                                                            -------------------------------------
                                                               1999                      1998
                                                            ----------                -----------
                                                            (Unaudited)               (Unaudited)
 Revenues                                               $       14,789,000        $       10,710,500
 Patent royalties                                                1,652,500                 1,714,400
                                                        ------------------        ------------------
       Total revenues and royalties                             16,441,500                12,424,900
                                                        ------------------        ------------------
 Cost of revenues                                                6,806,900                 5,575,000
 Sales and marketing                                             2,074,800                 1,225,900
 Research and development                                        1,178,800                   663,000
 General and administrative                                      3,976,800                 3,187,200
                                                        ------------------        ------------------
       Total expenses                                           14,037,300                10,651,100
                                                        ------------------        ------------------
 Income from operations                                          2,404,200                 1,773,800
 Interest income, net                                              430,300                   602,100
 Income before income taxes                                      2,834,500                 2,375,900
 Provision for income taxes                                        963,700                   807,800
                                                        ------------------        ------------------
       Net income                                       $        1,870,800        $        1,568,100
                                                        ==================        ==================
 Net income per common share (basic)                                 $0.10                     $0.08
                                                        ==================        ==================
 Weighted average shares outstanding (basic)                    18,482,000                18,465,400
 Net income per common share (diluted)                               $0.10                     $0.08
                                                        ==================        ==================
 Weighted average shares outstanding (diluted)                  19,213,500                19,118,400
                                                        ==================        ==================




 See notes to consolidated financial statements.

 DBT ONLINE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                       1999                  1998
                                                                                   ------------           ------------
                                                                                    (Unaudited)           (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  1,870,800           $  1,568,100
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                      1,905,900              1,627,200
   Deferred taxes                                                                      (123,900)              (138,300)
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                          (2,117,500)            (1,489,600)
   Prepaid expenses and other current assets                                           (213,500)               (27,300)
   Accounts payable and accrued liabilities                                           1,588,800              1,348,000
   Due to other patent interest holders                                                 328,900                210,800
   Income taxes payable                                                                 297,700                719,800
                                                                                   ------------           ------------
       Net cash provided by operating
         activities                                                                   3,537,200              3,818,700

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                                   (2,164,000)            (2,998,500)
  Increase in other assets                                                             (191,500)               (53,200)
  (Purchases of) proceeds from investments                                             (530,900)             2,690,800
                                                                                   ------------           ------------
      Net cash used in investing activities                                          (2,886,400)              (360,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                               666,800                172,200
                                                                                   ------------           ------------
       Net cash provided by financing activities                                        666,800                172,200
                                                                                   ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,317,600              3,630,000
CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                                                           21,314,400              7,689,800
                                                                                   ------------           ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 22,632,000           $ 11,319,800
                                                                                   ============           ============



 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly-owned subsidiaries, Database Technologies, Inc., a Florida corporation ("DBT"), The Information Connectivity Group, Inc., a Nevada corporation ("ICON") and Patlex Corporation, a Pennsylvania corporation ("Patlex"). The interim consolidated financial statements as of March 31, 1999 and for the three months periods ended March 31, 1999 and 1998 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  SUBSEQUENT EVENT

         On May 6, 1999, the Company acquired I.R.S.C., Inc. in a stock for stock exchange. For accounting purposes, the transaction will be treated as a pooling of interests.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 1998 Form 10K. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-Q.

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

ELECTRONIC INFORMATION GROUP

         The Electronic Information Group's ("EIG") revenues increased 38% to $14,789,000 for the three months ended March 31, 1999 from $10,710,500 for the same period in 1998. The increase in EIG's revenues was attributable to an increase in the number of active customers and new products released by EIG. DBT's active customers (defined as customers accessing the system in a given month) increased 30% to 15,500 at March 31, 1999 from 11,900 at March 31, 1998.

         EIG's cost of revenues increased 24% to $6,380,200 for the three months ended March 31, 1999 from $5,147,900 for the same period in 1998. As a percentage of EIG revenues, cost of revenues decreased to 43.1% for the three months ended March 31, 1999 from 48.1% for the same period in 1998. The dollar increase in the EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The Company expects this trend to continue. As a percentage of revenue, the decrease was due to the accelerated pace of the revenue growth.

         EIG's sales and marketing expenses increased 69% to $2,074,800 for the three months ended March 31, 1999 from $1,225,900 for the same period in 1998. The increase was primarily due to increases in advertising expenses and the expansion of the sales and marketing payroll. As a percentage of EIG's revenues, sales and marketing expense increased to 14.0% for the three months ended March 31, 1999 from 11.4%, for the same period in 1998 as the EIG focused on building revenues.

         EIG's research and development expenses increased 78% to $1,178,800 for the three months ended March 31, 1999 from $663,000 for the same period in 1998. This increase was caused by an increase in payroll and related expenses. As a percentage of total revenues, research and development expenses increased to 8.0% for the three months ended March 31, 1999, from 6.2% for the same period in 1998. The increase was due to the Company's focus on building and delivering new products to its subscribers.

         EIG's general and administrative expenses increased 29% to $3,703,500 for the three months ended March 31, 1999 from $2,879,800 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll and other expenses, related to the company's building of its infrastructure in 1998. As a percentage of EIG revenues, general and administrative expenses decreased to 25.0% for the three months ended March 31, 1999 from 26.9% for the same period in 1998.

PATENT ENFORCEMENT GROUP

         Revenues of the Patent Enforcement Group ("PEG") decreased 4% to $1,652,500 for the three months ended March 31, 1999 from $1,714,400 for the same period in 1998. PEG's cost of revenues decreased to $426,600 for the three months ended March 31, 1999 from $427,100 for the same period in 1998 and consists solely of the amortization of its patents. PEG's general and administrative expenses decreased to $273,300 for the three months ended March 31, 1999 from $307,400 for the same period in 1998.

OPERATING PROFIT

         The EIG contributed $1,451,500 in operating profit for the three months ended March 31, 1999 compared to an operating profit of $793,900 for the same period in 1998, an increase of 83%. PEG contributed $952,600 in operating profit for the three months ended March 31, 1999 compared to $979,900 for the same period in 1998.

         On a consolidated basis, the Company's operating profit was $2,404,200 for the three months ended March 31, 1999 compared to $1,773,800 for the same period in 1998.

INTEREST INCOME

         Net interest income was $430,300 for the three months ended March 31, 1999 compared to $602,100 for the same period in 1998. The decrease is due to lower invested balances as the Company's capital expenditures increased significantly in 1998.

INCOME TAXES

         The Company's effective income tax rate was 34% for the three months ended March 31, 1999 compared to 34% for the same period in 1998. The effective rates were favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         The Company's net income increased 19% to $1,870,800 for the three months ended March 31, 1999 compared to $1,568,100 for the same period in 1998. The increase is primarily due to the increase in operating profit of EIG.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $3,537,200 and $3,818,700 for the three months ended March 31, 1999 and 1998, respectively. The Company's capital expenditures of $2,164,000 and $2,998,500 for the three months ended 1999 and 1998, respectively, were primarily attributable to the acquisition of computer equipment for DBT and in 1998, leasehold improvements of its new facility in Boca Raton, Florida. The Company had working capital at March 31, 1999 of $55,500,100 (including cash and cash equivalents of $22,632,000 compared to $53,393,900 (including cash and cash equivalents of $21,314,400) at December 31, 1998. The Company expects to fund future working capital requirements from its existing cash and short-term investment balances together with cash generated from operations.

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

         In order to obtain Year 2000 compliance certification from the Information Technology Association of America, an independent industry consortium, and minimize the risk of Year 2000 related losses, the Company began conducting a comprehensive assessment of its Year 2000 Issues in August 1998. The assessment has focused on five areas that, if affected by the Year 2000 Issue, could have a material adverse effect on the Company's operations. These areas are: data storage; product software used by the Company's customers; product software used internally by the Company; hardware; and non-information technology systems. The following is a Year 2000 status report for each of these areas, based upon the phase of the assessment completed to date.

DATA STORAGE

Of the Company's 15 data fields initially identified as non-Year 2000 compliant, eight fields have been made Year 2000 compliant and the remaining seven fields will be brought into Year 2000 compliance prior to the original target date of June 1999.

o The Company has 115 historical data storage files containing date codes. At least two of these files are not Year 2000 compliant. The Company estimates that all of these files, along with the Company's other historical data storage files, will be made Year 2000 compliant by June 1999.

o The Company has determined that some of its data files have been incorrectly modified for Year 2000 compliance, which could potentially cause date related errors. The Company is currently in the process of producing DataLinks, a database that will allow it to identify those files, which were incorrectly modified. The Company expects to make all of the improperly modified files Year 2000 compliant by June 1999. Once operational, DataLinks will serve as the central Year 2000 information gathering system for the Company, and will be used to identify Year 2000 problems and to monitor adherence to the Company's Year 2000 policies and procedures.

o The Company is evaluating the necessity of re-configuring all of the date fields contained within its data storage files to make them Year 2000 compliant. If undertaken, this project would be completed by June 1999.

o The Company is currently in the process of determining the time frame and format in which vendors will begin supplying Year 2000 compliant data to the Company. The Company estimates that data obtained from its vendors will be Year 2000 compliant by September 1999.

SOFTWARE USED BY CUSTOMERS

         The Company's product software is divided into two parts: software written by the Company and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

o SOFTWARE WRITTEN BY THE COMPANY - Preliminary assessment has revealed that the date related codes contained in the software written by the Company are generally Year 2000 compliant. Two software programs, important to the Company's business and operations AutoTrack Plus(SM) and AutoTrackXP(SM) will be fully tested for Year 2000 compliance by June 1999. Any Year 2000 remediation efforts necessary in connection with these programs will be completed by September 1999.

o    SOFTWARE WRITTEN BY THIRD PARTIES:

     o Version 8.0 of pcAnywhere the software used to access AutoTrack PLUS, has been certified as Year 2000 compliant by Symantec Corporation its manufacturer. Through testing, the Company has determined that earlier versions of pcAnywhere (4.5 and 5.0 for DOS(R), 2.0 for Windows(R) and 7.5 for Windows) are also Year 2000 compliant, except for one two-digit year display which does not affect the operation of these versions. However, the Company expects that in the coming months, many of its customers will as part of their Year 2000 remediation efforts, be switching from the earlier versions of pcAnywhere to more updated Year 2000 certified software programs, including AutoTrackXP.

         o Versions 4.0 and earlier of Microsoft Internet Explorer(R), also used by the Company's customers, will not be tested for Year 2000 compliance by Microsoft, the manufacturer. The Company expects that customers using these earlier versions will bring their systems into Year 2000 compliance through Microsoft's web site, which provides on-line upgrades of Microsoft Internet Explorer at no cost.

         o Versions 3.x and 4.x of Netscape Navigator(R) are both Year 2000 compliant when used with the Windows 95 or later Operating System, according to Netscape. The Company expects that customers using earlier versions of Netscape will bring their systems into Year 2000 compliance through Netscape's web site, which provides on-line upgrades at no cost.

         o Third Party dialer applications used on the AutoTrack XP install disks have been certified as Year 2000 compliant by the vendor.

PRODUCT SOFTWARE USED BY THE COMPANY

         A real time inventory system has been installed by the Company. The Company will postpone upgrading commercial software used internally until late 1999 in order to ensure that it obtains the most advanced versions possible.

HARDWARE

         o DESKTOP MACHINES - Most of the Company's 350 desktop machines are being replaced with certified Year 2000 Hewlett Packard desktops as part of a a Company wide computer upgrade program. Clocking for the Company's computer network will be centralized through a new, Year 2000 compliant system. The system will control timekeeping for all desktop machines and servers and ensure that all date and time related codes and functions used in hardware throughout the Company's network remain Year 2000 compliant.

         o SUPPORT MACHINES - Support machines used by the Company, are being manually tested for Year 2000 compliance. The Company completed its Year 2000 assessment of these machines in March 1999 and expects to make necessary changes and perform testing by June 1999.

         o SERVERS - Many of the Company's approximately 400 computer servers have failed real time clock testing. However, results of the Company's investigation indicate that this failure will not materially affect the operation of the servers. Further Year 2000 related testing of the servers will be conducted as a safeguard.

         o NETWORK HARDWARE - The Company's network hardware includes routers, hubs, switches, CD-ROM towers, print servers and communication servers. Approximately 80% of this network hardware have been certified as Year 2000 compliant by Hewlett Packard, its vendor. The remaining 20% have been certified as Year 2000 compliant by Cisco Systems.

         o COMMUNICATIONS HARDWARE - The Company's communications hardware includes modems and DSU/CSUs. Modems do not perform date processing and therefore, do not have Year 2000 related problems. The DSU/CSUs are digital modems that perform data processing for administrative purposes only. The Year 2000 status of these digital modems will be evaluated after other Year 2000 priority areas have been addressed.

NON-INFORMATION TECHNOLOGY SYSTEMS

o PHONE SYSTEM - The Company's phone system has been certified as Year 2000 compliant by Siemens.

o SECURITY SYSTEM - Security software has been certified as Year 2000 compliant. The vendor is in the process of testing the security hardware for Year 2000 compliance.

o OFFICE ENVIRONMENTAL SYSTEM - The Company's office environmental system is currently manually controlled and Year 2000 compliant. However, new automated controls for the environmental system are being installed.
     The Company plans to test these controls for Year 2000 compliance.

o TELEPHONE AND UTILITY SYSTEMS - The Year 2000 status of the Company's telephone and utility systems has not been assessed. The Company expects that these systems will be made Year 2000 compliant by their providers.

SUMMARY

         The Company expects to be fully Year 2000 compliant and obtain certification of Year 2000 compliance from the Information Technology Association of America by September 1999. Given the Company's plans to identify and address its Year 2000 Issue, the Company does not believe that the Year 2000 Issue will have a material adverse effect on its business, results of operations or financial condition. The Company estimates that the total cost of addressing its Year 2000 Issue will be approximately $300,000. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. The Company will develop a contingency plan for dealing with Year 2000 Issues by September 1999.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

         The Company's failure to correct a material Year 2000-related problem in its information or non-information technology systems could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Specially, the Company's inability to bring historical data files, date fields or information purchased from vendors into Year 2000 compliance could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company is currently unable to predict the effect that the Year 2000 Issue will have on its suppliers, or the extent to which the Company would be vulnerable to its suppliers' failure to remediate their Year 2000 Issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material effect on the Company.

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


                                           DBT ONLINE, INC.



                                          /s/ TIMOTHY M. LEONARD
                                          ------------------------------------
                                          TIMOTHY M. LEONARD
                                          Vice President, Finance, Treasurer
                                          and Chief Financial Officer
                                          (Duly authorized officer and chief
                                          financial officer)

Date:  May 13, 1999