Form 10-Q
period 1999-06-30
DBT ONLINE INC
filed 1999-08-16
CIK 1010138

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


         For the transition period from _____________ to ______________


                         Commission file number 1-13333


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of common shares outstanding as of June 30, 1999 was 19,002,663.

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

                  Consolidated Balance Sheets as of  June 30, 1999
                           and December 31, 1998..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended June 30, 1999
                           and 1998...............................................................................4

                  Consolidated Statements of Operations for the Six Months Ended June 30, 1999
                           and 1998...............................................................................5

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
                           and 1998...............................................................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................9

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................15

         Item 2.  CHANGES IN SECURITIES..........................................................................15

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................15

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................15

         Item 5.  OTHER INFORMATION..............................................................................16

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................16

Signature........................................................................................................17

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                     At June 30,             At December 31,
                                                                                        1999                      1998
                                                                                    ------------             ---------------
                                                                                    (Unaudited)
                                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                                           $  25,002                   $21,324
  Accounts receivable, less allowance: June 30, 1999 - $405
    December 31, 1998 - $399                                                             12,074                     9,409
  Short-term investments                                                                 24,651                    25,840
  Prepaid expenses and other current assets                                               2,562                     2,422
  Prepaid income taxes                                                                      494
                                                                                       --------                   -------

          Total current assets                                                           64,783                    58,995
  Property and equipment, net                                                            21,283                    18,806
  Patents, less amortization: June 30, 1999 - $4,860
    December 31, 1998 - $4,012                                                            8,983                     9,830
  Goodwill, less amortization: June 30, 1999 - $1,597
    December 31, 1998 - $1,170                                                            5,335                     4,637
 Other assets                                                                               240                       103
                                                                                       --------                   -------
 TOTAL ASSETS                                                                          $100,624                   $92,371
                                                                                       ========                   =======

                                   LIABILITIES AND STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                            $  6,367                  $ 3,273
   Due to other patent interest holders                                                   1,781                    1,394
   Income taxes payable                                                                                              406
                                                                                       --------                  -------
           Total current liabilities                                                      8,148                    5,073
 DEFERRED INCOME TAXES                                                                    3,154                    3,405
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 5,000,000 shares
    authorized; no shares issued or outstanding
   Common stock, $.10 par value, 100,000,000 shares authorized
    19,002,663 shares and 18,905,762 shares issued and outstanding
    at June 30, 1999 and December 31, 1998, respectively                                  1,900                    1,890
   Additional paid-in capital                                                            71,515                   69,559
   Retained earnings                                                                     16,130                   12,444
   Accumulated other comprehensive loss                                                    (223)
                                                                                       --------                  -------
           Total stockholders' equity                                                    89,322                   83,893
                                                                                       --------                  -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $100,624                  $92,371
                                                                                       ========                  =======




See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   Three Months Ended June 30,
                                                               -------------------------------------
                                                                  1999                      1998
                                                               -----------               -----------
                                                               (Unaudited)               (Unaudited)

 Revenues                                                      $    18,060               $    12,997
 Patent royalties                                                    1,496                     1,745
                                                               -----------               -----------
       Total revenues and royalties                                 19,556                    14,742
                                                               -----------               -----------
 Cost of revenues                                                    7,749                     6,248
 Sales and marketing                                                 3,045                     1,900
 Research and development                                            1,022                       634
 General and administrative                                          4,871                     3,790
 Merger and acquisition costs                                          817                        --
                                                               -----------               -----------
       Total expenses                                               17,504                    12,572
                                                               -----------               -----------
 Income from operations                                              2,052                     2,170
 Interest income, net                                                  460                       507
                                                               -----------               -----------
 Income before income taxes                                          2,512                     2,677
 Provision for income taxes                                            857                       896
                                                               -----------               -----------
       Net income                                              $     1,655               $     1,781
                                                               ===========               ===========
 Net income per common share (basic)                                 $0.09                     $0.09
                                                               ===========               ===========
 Weighted average shares outstanding (basic)                    18,979,900                18,899,400
                                                               ===========               ===========
 Net income per common share (diluted)                               $0.08                     $0.09
                                                               ===========               ===========
 Weighted average shares outstanding (diluted)                  20,294,200                19,702,800
                                                               ===========               ===========






 See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES,
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      Six Months Ended June 30,
                                                               -------------------------------------
                                                                  1999                      1998
                                                               -----------               -----------
                                                               (Unaudited)               (Unaudited)
 Revenues                                                       $    34,595                $    25,401
 Patent royalties                                                     3,149                      3,460
                                                                -----------                -----------
      Total revenues and royalties                                   37,744                     28,861
                                                                -----------                -----------
 Cost of revenues                                                    15,181                     12,445
 Sales and marketing                                                  5,331                      3,378
 Research and development                                             2,201                      1,297
 General and administrative                                           9,650                      7,781
 Merger and acquisition costs                                           817                         --
                                                                -----------                -----------
      Total expenses                                                 33,180                     24,901
                                                                -----------                -----------
 Income from operations                                               4,564                      3,960
 Interest income, net                                                   903                      1,104
                                                                -----------                -----------
 Income before income taxes                                           5,467                      5,064
 Provision for income taxes                                           1,862                      1,704
                                                                -----------                -----------
      Net income                                                $     3,605                $     3,360
                                                                ===========                ===========
 Net income per common share (basic)                                  $0.19                      $0.18
                                                                ===========                ===========
 Weighted average shares outstanding (basic)                     18,947,300                 18,895,100
                                                                ===========                ===========
 Net income per common share (diluted)                                $0.18                      $0.17
                                                                ===========                ===========
 Weighted average shares outstanding (diluted)                   19,972,100                 19,760,500
                                                                ===========                ===========





See notes to consolidated financial statements.

DBT ONLINE, INC. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      Six Months Ended June 30,
                                                               -------------------------------------
                                                                  1999                      1998
                                                               -----------               -----------
                                                               (Unaudited)               (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 3,605                    $ 3,360
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 4,133                      3,571
    Deferred taxes                                                 (251)                      (251)
    Stock issued for employee benefit plan                          142                        242
  Changes in operating assets and liabilities:
    Accounts receivable                                          (2,660)                    (1,585)
    Prepaid expenses and other current assets                      (133)                      (533)
    Accounts payable and accrued
      liabilities                                                 2,973                        383
    Due to other patent interest holders                            387                        285
    Income taxes payable                                           (900)                      (239)
                                                                -------                    -------
        Net cash provided by operating
         activities                                               7,296                      5,233
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchased                              (5,231)                    (8,014)
   Cash paid for acquisition, net of cash acquired                 (436)
   (Increase) decrease in other assets                             (133)                       238
   Proceeds from maturity of investments                            966                      7,309
                                                                -------                    -------
        Net cash used in investing activities                    (4,834)                      (467)
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                        1,823                        172
   Payments on long-term debt                                      (607)
                                                                -------                    -------
        Net cash provided by financing
         activities                                               1,216                        172
                                                                -------                    -------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                       3,678                      4,938
   CASH AND CASH EQUIVALENTS AT
        BEGINNING OF PERIOD                                      21,324                      7,913
                                                                -------                    -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $25,002                    $12,851
                                                                =======                    =======




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly owned subsidiaries. The interim consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2. BUSINESS COMBINATIONS

         On May 26, 1999, the Company acquired all of the common stock of WinSHAPES for approximately $442 in cash plus the payment of liabilities in the amount of $704. WinSHAPES is a company engaged in the development of software that converts data into graphic illustrations that visualize interrelationships among people, businesses, vehicles and other assets. The transaction was accounted for as a purchase and the Company's results of operations include the results of WinSHAPES since the date of acquisition. Goodwill resulting from this transaction is $1,125, and is being amortized on a straight-line basis over seven years. Pro forma operating information is not provided for this acquisition because its effects on the results of operation are not material.

         On May 6, 1999, the Company acquired I.R.S.C., Inc. ("IRSC"), pursuant to the merger (the "IRSC Merger") of a wholly owned subsidiary of the Company, with and into IRSC. Upon consummation of the IRSC Merger, IRSC became a wholly owned subsidiary of the Company. IRSC is a provider of court records and other public information used to conduct pre-employment screening and other anti-fraud due diligence services for business customers.

         As a result of the IRSC Merger, each share of IRSC common stock was converted into the right to receive approximately 1.43 shares of Company common stock or 432,346 common shares of the Company in the aggregate. The IRSC Merger was accounted for as a pooling-of-interests, and accordingly, the Company's financial statements for periods prior to the IRSC Merger have been restated to include the results of IRSC for all periods presented. Details of the results of operations of the Company and IRSC for the three months ended March 31, 1999 (the end of the interim period nearest the date that the combination was consummated) and the six months ended June 30, 1998 are as follows:


                                  Three Months        Six Months
                                      Ended              Ended
                                 March 31, 1999      June 30, 1998
                                 --------------      -------------

Revenues:
Company                             $  16,442            $25,470
IRSC                                    1,746              3,391
                                    ---------            -------
         Combined                   $  18,188            $28,861
                                    =========            =======

Net income:
Company                             $   1,871            $ 3,308
IRSC                                       79                 52
                                    ---------            -------
         Combined                   $   1,950            $ 3,360
                                    =========            =======

NOTE 3.  COMPREHENSIVE INCOME

         Comprehensive income for the three and six months ended June 30, 1999 are as follows:


                                            Three Months Ended June 30,            Six Months Ended June 30,
                                            ---------------------------           ---------------------------
                                              1999               1998               1999               1998
                                            --------           --------           --------           --------
Net income                                  $  1,655           $  1,781           $  3,605           $  3,360
Adjustment to reconcile net income
 to total comprehensive income:
Unrealized loss on investments                  (194)                                 (223)
                                            --------           --------           --------           --------
Comprehensive income                        $  1,461           $  1,781           $  3,382           $  3,360
                                            ========           ========           ========           ========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1998 Form 10-K. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-Q.

OVERVIEW OF THE COMPANY

         We are a leading nationwide provider of online public records data and other publicly available information operating through our Electronic Information Group (EIG). We also operate in the patent exploitation and enforcement business through our Patent Enforcement Group (PEG). EIG provides online integrated database services and related reports to law enforcement and other government agencies, law firms, insurance companies, and licensed investigation companies. PEG exploits and enforces two laser patents, generating its revenues through patent royalties.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         EIG's revenues increased 39.0% to $18,060 for the three months ended June 30, 1999, from $12,997 for the same period in 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. EIG's active customers (defined as customers accessing the system in a given month) increased only 6.3% to 13.4 thousand at June 30, 1999, from 12.6 thousand at June 30, 1998. We imposed a service fee in the first quarter 1999, which eliminated a number of unprofitable customers. PEG's revenues decreased 14.3% to $1,496 for the three months ended June 30, 1999, from $1,745 for the same period in 1998. Total consolidated revenues increased 32.7% to $19,556 for the three months ended June 30, 1999, from $14,742 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 25.8% to $7,322 for the three months ended June 30, 1999, from $5,821 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 40.5% for the three months ended June 30, 1999, from 44.8% for the same period in 1998. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained the same at $427 for the three months ended June 30, 1999 and for the same period in 1998 and consists solely of the amortization costs associated with the purchase of the PEG's patents. Total consolidated cost of revenues increased 24.0% to $7,749 for the three months ended June 30, 1999, from $6,248 for the same period in 1998.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 60.3% to $3,045 for the three months ended June 30, 1999, from $1,900 for the same period in 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expenses increased to 16.9% for the three months ended June 30, 1999, from 14.6% for the same period in 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 61.2% to $1,022 for the three months ended June 30, 1999 from $634 for the same period in 1998. As a percentage of EIG's revenues, research and development expenses increased to

5.7% for the three months ended June 30, 1999, from 4.9% for the same period in 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development efforts. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 31.1% to $4,620 for the three months ended June 30, 1999, from $3,524 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG's revenues, general and administrative expenses decreased to 25.6% for the three months ended June 30, 1999, from 27.1% for the same period in 1998. PEG's general and administrative expenses decreased to $251 for the three months ended June 30, 1999, from $266 for the same period in 1998. Total consolidated general and administrative expenses increased 28.5% to $4,871 for the three months ended June 30, 1999, from $3,790 for the same period in 1998.

OPERATING PROFIT

         EIG's operating profit increased 10.4% to $1,234 for the three months ended June 30, 1999, from $1,118 for the same period in 1998. This increase was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses. Operating profit for the three months ended June 30, 1999 included one-time merger-related costs of $817. Excluding the one-time merger-related costs, EIG's operating profit increased 83.5% to $2,051 for the three months ended June 30, 1999. PEG's operating profit decreased 22.2% to $818 for the three months ended June 30, 1999, from $1,052 for the same period in 1998. Total consolidated operating profit decreased 5.4% to $2,052 for the three months ended June 30, 1999, from $2,170 for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         EIG's revenues increased 36.2% to $34,595 for the six months ended June 30, 1999, from $25,401 for the same period in 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. EIG's active customers (defined as customers accessing the system in a given month) increased only 6.3% to 13.4 thousand at June 30, 1999, from 12.6 thousand at June 30, 1998. We imposed a service fee in the first quarter 1999, which eliminated a number of unprofitable customers. PEG's revenues decreased 9.0% to $3,149 for the six months ended June 30, 1999, from $3,460 for the same period in 1998. Total consolidated revenues increased 30.8% to $37,744 for the six months ended June 30, 1999, from $28,861 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 23.6% to $14,328 for the six months ended June 30, 1999, from $11,591 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 41.4% for the six months ended June 30, 1999, from 45.6% for the same period in 1998. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained substantially constant at $853 for the six months ended June 30, 1999, compared to $854 for the same period in 1998, and consisted solely of the amortization of costs associated with the purchase of PEG's patents. Total consolidated cost of revenues increased 21.9% to $15,181 for the six months ended June 30, 1999, from $12,445 for the same period in 1998.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 57.8% to $5,331 for the six months ended June 30, 1999, from $3,378 for the same period in 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expenses increased to 15.4% for the six months ended June 30, 1999, from 13.3% for the same period in 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 69.7% to $2,201 for the six months ended June 30, 1999, from $1,297 for the same period in 1998. As a percentage of EIG's revenues, research and development expenses increased to 6.4% for the six months ended June 30, 1999, from 5.1% for the same period in 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development efforts. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 26.6% to $9,125 for the six months ended June 30, 1999, from $7,207 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG's revenues, general and administrative expenses decreased to 26.4% for the six months ended June 30, 1999, from 28.4% for the same period in 1998. PEG's general and administrative expenses decreased to $525 for the six months ended June 30, 1999, from $574 for the same period in 1998. Total consolidated general and administrative expenses increased 24.0% to $9,650 for the six months ended June 30, 1999, from $7,781 for the same period in 1998.

OPERATING PROFIT

         EIG's operating profit increased 44.9% to $2,793 for the six months ended June 30, 1999, from $1,928 for the same period in 1998. This increase was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses. Operating profit for the six months ended June 30, 1999 included one-time merger-related costs of $817. Excluding the one-time merger-related costs, EIG's operating profit increased 87.2% to $3,610 for the six months ended June 30, 1999. PEG's operating profit decreased 12.8% to $1,771 for the six months ended June 30, 1999, from $2,032 for the same period in 1998. Total consolidated operating profit increased 15.3% to $4,564 for the six months ended June 30, 1999, from $3,960 for the same period in 1998.

INTEREST INCOME

         Net interest income was $903 for the six months ended June 30, 1999, compared to $1,104 for the same period in 1998. The decrease was due to lower cash and investment balances as our capital expenditures increased significantly in 1998, reducing our beginning cash balance in 1999.

INCOME TAXES

         Our effective income tax rate was 34% for the six months ended June 30, 1999 compared to 34% for the same period in 1998. The effective tax rates for both of these periods was favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         Our net income increased 7.3% to $3,605 for the six months ended June 30, 1999, from $3,360 for the same period in 1998. The increase was primarily due to the increase in the operating profit of EIG, offset by the reduced operating profit of PEG, reduced interest income during the period and the incurrence of non-recurring, merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $7,296 for the six months ended
June 30, 1999, compared to $5,233 for the same period in 1998. We had working capital at June 30, 1999 of $56,635 (including cash, cash equivalents and marketable securities of $49,653) compared to $53,922 (including cash, cash equivalents and marketable securities of $47,164) at December 31, 1998. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

         Capital expenditures were $5,231 for the six months ended June 30, 1999, compared to $8,014 for the same period in 1998. These expenditures were primarily attributable to the acquisition of computer equipment and, in 1998, to leasehold improvements of our new facility in Boca Raton, Florida. We anticipate additional capital expenditures during the next two fiscal years related to the upgrade of our database capabilities, which we intend to fund entirely through our cash flows from operations.

         We currently have no debt and believe that our existing cash and short-term investment balances together with our cash flows from both our EIG and PEG operations will be sufficient to meet our anticipated cash and capital requirements through 1999.

INFLATION

         The rate of inflation has not had a material impact on the operations of the Company. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the operations of the Company for the foreseeable future.

THE YEAR 2000 ISSUE

         The Year 2000 Issue relates to whether information and non-information technology systems will be able to recognize and process date-sensitive information in the year 2000. We rely, directly and indirectly, on information technology systems, such as microprocessors, proprietary operating systems, desktop computers, network hardware equipment, and applications software, to operate our products, manage our business data and perform a variety of administrative services, including accounting, financial reporting, payroll processing and invoicing. We also rely on non-information technology systems, including office equipment, security systems, and telephone systems, to execute our day-to-day operations. In addition, third parties material to our operations, such as suppliers, vendors, and customers, rely on information and non-information technology systems to manage their businesses. Our most significant Year 2000 issues relate to the Year 2000 readiness of our data suppliers and Internet connecting service providers. The Year 2000 Issue could affect our, or third parties', technology systems.

         In order to minimize the risk of Year 2000-related losses, we began conducting a comprehensive assessment of our Year 2000 Issues in August 1998. The assessment focused on five areas that, if affected by the Year 2000 Issue, could have a material adverse effect on our operations. These areas are: 1) data storage; 2) product software used by our customers; 3) product software used internally by us; 4) hardware; and 5) non-information technology systems. The following is a Year 2000 status report for each of these areas, based upon the phase of the assessment completed to date.

Data Storage

All of our data fields have been made Year 2000 compliant. We continually review vendor-supplied data to ensure compliance is maintained. If any third party fails to supply us with compliant data, we modify the data in order to make it Year 2000 ready. If many third party data suppliers gave us data that was not Year 2000 compliant, it could take us longer to make the data suitable for use in our databases.

Product Software Used by Our Customers

Our product software is divided into two types: software written by us and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

o        Software Written by Us.

         Preliminary date forward testing revealed that software written by us is Year 2000 compliant. Two software programs important to our business and operations, AutoTrackPLUS(SM) and AutoTrackXP(SM), have been successfully tested for Year 2000 compliance.

o        Commercial Software Written by Third Parties.

         Version 8.0 of pcAnywhere, the software used to access AutoTrackPLUS, has been certified as Year 2000 compliant by Symantec Corporation, its manufacturer. Through testing, we have determined that earlier versions of pcAnywhere (4.5 and 5.0 for DOS(R), 2.0 for Windows(R), and 7.5 for Windows) are also Year 2000 compliant, except for one two-digit year display, which does not affect the operation of these versions. However, we expect that in the coming months, many of our customers, as part of their Year 2000 remediation efforts, will be switching from the earlier versions of pcAnywhere to more updated, Year 2000-certified software programs, including AutoTrackXP.

         Versions 4.0 and earlier of Microsoft Internet Explorer(R), which our customers use to access our products, will not be tested for Year 2000 compliance by Microsoft, the manufacturer. We expect that customers using these earlier versions will migrate their systems into Year 2000 compliance through Microsoft's Website, which provides online upgrades of Microsoft Internet Explorer(R) at no cost.

         Versions 3.x and 4.x of Netscape Navigator(R) are both Year 2000 compliant when used with Windows 95 or later operating systems. We expect that customers using earlier versions of Netscape Navigator will migrate their systems into Year 2000 compliance through Netscape's Website, which provides online upgrades at no cost.

         Third Party dialer applications used on the AutoTrackXP install disks have been certified as Year 2000 compliant by the vendor.

Product Software Used Internally By Us

We have installed a real-time inventory system. We will postpone upgrading commercial software used internally until late 1999, in order to ensure that we obtain the most advanced versions possible.

Hardware

         Desktop Machines. Most of our approximately 350 desktop machines have been replaced with certified Year 2000 compliant Hewlett Packard desktops as part of a company-wide computer upgrade program. Clocking for our computer network has been centralized through a new, Year 2000-compliant system. The system controls timekeeping for all desktop machines and servers, and ensures that all date- and time-related codes and functions used in hardware throughout our network remain Year 2000 compliant.

         Support Machines. Support machines used by us have been manually tested and determined to be Year 2000 compliant.

         Servers. Many of our computer servers have failed real-time clock testing. However, successful date forward testing and manufacturer statement of function have shown this failure will not materially affect the operation of the servers. Further Year 2000-related testing of the servers will be conducted as a safeguard.

         Network Hardware. Our network hardware includes routers, hubs, switches, CD-ROM towers, print servers, and communication servers. Hewlett Packard, our hardware vendor, has certified approximately 80% of this network hardware as Year 2000 compliant. Cisco Systems has certified the remaining 20% of the network hardware. We have confirmed these results through successful date forward testing.

         Communications Hardware. Our communications hardware includes modems and DSU/CSUs. These systems have all been successfully date forward tested.

Non-Information Technology Systems

         Network Connectivity. We rely on telecommunications service providers to connect us to the Internet. If our service providers' systems were not Year 2000 compliant and failed, we could be prevented from receiving orders or delivering search results. By December 31, 1999, we intend to be working with three internet service providers, each of whom could exclusively service our business. We believe that at least one of our three telecommunications service providers will be Year 2000 compliant, however, there can be no assurance that all three or any of the three, will be Year 2000 ready.

         Phone System. Siemens has certified our phone system as Year 2000 compliant.

         Security System. Security software has been certified as Year 2000 compliant. The vendor is currently testing the security hardware for Year 2000 compliance.

         Office Environmental System. Our office environmental system is currently manually controlled and Year 2000 compliant. However, new automated controls for the environmental system are being installed. We plan to test these controls for Year 2000 compliance after they are installed.

         Telephone and Utility System. The Year 2000 status of our telephone and utility systems has not been assessed. We expect that these systems will be made Year 2000 compliant by their providers.

Summary

We expect to be fully Year 2000 compliant by November 1999. Given our efforts to identify and address our Year 2000 Issues, we do not believe that Year 2000 Issues will have a material adverse effect on our business, results of operations, or financial condition. We estimate that the total cost of addressing our Year 2000 Issue will be approximately $300. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. We will develop a contingency plan for dealing with Year 2000 Issues by October 1999.

Risks Associated with the Year 2000 Issue

         Our failure to correct a material Year 2000-related problem in our information or non-information technology systems could result in an interruption in, or a failure of, our normal business activities or operations. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. We also rely on telecommuncations service providers to connect us to the Internet. The disruption of third-party systems or the failure of our systems to properly interact with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner, or could affect our ability to refresh our data. Our inability to bring historical data files, date fields or information purchased from vendors into Year 2000 compliance could have a material adverse effect on our business, financial condition, and results of operations. In addition, we are currently unable to predict the effect that the Year 2000 Issue will have on our suppliers, or the extent to which we would be vulnerable to our suppliers' failures to remediate their Year 2000 Issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or in a manner that is incompatible with our systems could have a material adverse effect on us.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Our IRSC subsidiary, its former chairman and principal shareholder and DBT Online are parties to a lawsuit against a group of eight companies that used to do business with IRSC. These eight companies allege that IRSC was obligated to enter into a merger agreement with them and that the former chairman of IRSC was obligated to work for the company surviving the merger. The companies also allege that we interfered with the obligations of IRSC and its former chairman by acquiring IRSC. When these companies threatened to sue, we filed a lawsuit against them in federal court to establish jurisdiction of the action in Florida. We believe we have meritorious defenses to these companies' claims.

         We also have brought a lawsuit against High Tech Data Services and its affiliates and principals, with whom we had a non-competition and non-disclosure agreement. We believe, and our lawsuit alleges, that High Tech violated the non-competition and non-disclosure agreement, infringed our trade and service marks and misappropriated our trade secrets. The court has scheduled a trial in October 1999 to decide our lawsuit. We believe that we will be successful on some, if not all, of our claims against High Tech.

         From time to time, we are involved in litigation in the ordinary course of business, including litigation in connection with non-competition agreements our employees sign and the alleged infringement of intellectual property rights. Except the IRSC and High Tech litigations discussed above, we are not currently involved in, and do not know of, any material litigation against us.

ITEM 2.  CHANGES IN SECURITIES

         None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         At the Annual Meeting of Shareholders for the Company held on May 18, 1999, the shareholders took the following action with respect to the following three matters which were the only matters submitted to a vote of the shareholders:

         (A) Elected four Class III directors consisting of those persons listed below. The number of votes for and votes withheld from each nominee for director are set forth opposite each director's name.


                    Nominee for Term                    Total Vote for      Total Vote Withheld From
                    Expiring in 2002                    Each Director             Each Director
                    ----------------                    -------------             -------------
                    Garry Betty                           17,633,860                  8,247
                    Gary E. Erlbaum                       17,633,946                  8,161
                    Bernard Marcus                        17,663,946                  8,161
                    Thomas J. Quarles                     17,542,314                 94,793


         Messrs. Kenneth G. Langone, Charles A. Lieppe, Eugene L. Step and Ms. Sari Zalcberg continued as Class I directors whose term expires at the Annual Meeting of Shareholders to be held in 2000. Messrs. Frank Borman, Jerold E. Glassman, Jack Hight and Andrall E. Pearson continued as Class II directors whose term expires at the Annual Meeting of Shareholders to be held in 2001.

         (B) Approved to ratify the adoption of the Deferred Compensation Plan for Non-Employee Directors. The vote on this matter was as follows:

                        FOR                                   17,559,895
                        AGAINST                                   71,994
                        ABSTAIN                                   10,218
                        BROKER NON-VOTES                               0

         (C) Ratified the selection of Deloitte & Touche LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1999. The vote on this matter was as follows:

                        FOR                                   17,632,829
                        AGAINST                                    3,166
                        ABSTAIN                                    6,112
                        BROKER NON-VOTES                               0

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


Date August 13, 1999