Form 10-Q/A
period 1999-03-31
DBT ONLINE INC
filed 1999-08-20
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission file number    1-13333
                                               ---------------

                                DBT ONLINE, INC.
             (Exact name of registrant as specified in its charter)


                   Pennsylvania                           85-0439411
           ----------------------------       ----------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of common shares outstanding as of March 31, 1999 was 18,944,797.

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

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

Signature........................................................................................................13

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1


                         Part I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------------------

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      At March 31,  At December 31,
                                                                         1999           1998
                                                                      ------------  ---------------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               23,079       $21,324
  Accounts receivable, less allowance: March 31, 1999 - $420
    December 31, 1998 - $399                                              11,437         9,409
  Short-term investments                                                  26,342        25,840
  Prepaid expenses and other current assets                                2,415         2,422
                                                                         -------       -------
         Total current assets                                             63,273        58,995
Property and equipment, net                                               19,633        18,806
Patents, less amortization: March 31, 1999 - $4,436
  December 31, 1998 - $4,012                                               9,407         9,830
Goodwill, less amortization: March 31, 1999 - $1,377
  December 31, 1998 - $1,170                                               4,436         4,637
Other assets                                                                 294           103
                                                                         -------       -------
TOTAL ASSETS                                                             $97,043       $92,371
                                                                         =======       =======

                       LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $ 4,663       $ 3,273
  Due to other patent interest holders                                     1,723         1,394
  Income taxes payable                                                       753           406
                                                                         -------       -------
          Total current liabilities                                        7,139         5,073

DEFERRED INCOME TAXES                                                      3,281         3,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'EQUITY:
  Preferred stock, $. 10 par value. 5,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, $. 10 par value. 100,000,000 shares authorized
    18,944,797 shares and 18,905,762 shares issued and outstanding
    at March 31, 1999 and December 31, 1998, respectively                  1,894         1,890
  Additional paid-in capital                                              70,364        69,559
  Retained earnings                                                       14,394        12,444
  Accumulated other comprehensive loss                                       (29)
                                                                         -------       -------
          Total stockholders' equity                                      86,623        83,893
                                                                         -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                $97,043       $92,371
                                                                         =======       =======



See notes to consolidated financial statements.                          Page 3

DBT ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                    Three Months Ended March 31,
                                                       1999            1998
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)




Revenues                                             $     16,535   $     12,404
Patent royalties                                            1,653          1,715
                                                     ------------   ------------
 Total revenues and royalties                              18,188         14,119
                                                     ------------   ------------

Cost of revenues                                            7,432          6,197
Sales and marketing                                         2,286          1,478
Research and development                                    1,179            663
General and administrative                                  4,779          3,991
                                                     ------------   ------------
 Total expenses                                            15,676         12,329
                                                     ------------   ------------
Income from operations                                      2,512          1,790
Interest income, net                                          443            597
                                                     ------------   ------------
Income before income taxes                                  2,955          2,387
Provision for income taxes                                  1,005            808
                                                     ------------   ------------
 Net income                                          $      1,950   $      1,579
                                                     ============   ============

Net income per common share (basic)                  $       0.10   $       0.08
                                                     ============   ============
Weighted average shares outstanding (basic)            18,914,300     18,680,700
                                                     ============   ============

Net income per common share (diluted)                $       0.10   $       0.08
                                                     ============   ============
Weighted average shares outstanding (diluted)          19,693,600     19,624,300
                                                     ============   ============











See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 Three Months Ended March 31,
                                                                     1999            1998
                                                                 -----------      ----------

                                                                 (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,950        $  1,579
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     1,968           1,691
    Deferred income taxes                                              (124)           (138)
  Changes in operating assets and liabilities:
    Accounts receivable                                              (2,028)         (1,591)
    Prepaid expenses and other current assets                             6             (15)
    Accounts payable and accrued liabilities                          1,533           1,429
    Due to other patent interest holders                                329             211
    Income taxes payable                                                347             780
                                                                 ----------       ---------
        Net cash provided by operating activities                     3,981           3,946

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                   (2,171)         (3,021)
  Increase in other assets                                             (191)            (53)
  (Purchases of) proceeds from investments                             (531)          2,691
                                                                 ----------       ---------
        Net cash used in investing activities                        (2,893)           (383)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                               667             172
                                                                 ----------       ---------
        Net cash provided by financing activities                       667             172
                                                                 ----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,755           3,735
CASH AND CASH EQUIVALENTS AT
        BEGINNING OF PERIOD                                          21,324           7,913
                                                                 ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 23,079        $ 11,648
                                                                 ==========       =========



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

         As a result of the IRSC Merger, each share of IRSC common stock was converted into the right to receive approximately 1.43 shares of Company common stock or 432,346 common shares of the Company in the aggregate. The IRSC Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IRSC Merger have been restated to include the results of IRSC for all periods presented. Details of the results of operations of the Company and IRSC for the three months ended March 31, 1999 and 1998 are as follows:

                                   Three Months Ended         Three Months Ended
                                     March 31, 1999             March 31, 1998
                                   ------------------         ------------------
Revenues:
Company                                $16,442                     $12,425
IRSC                                     1,746                       1,694
                                       -------                     -------
         Combined                      $18,188                     $14,119
                                       =======                     =======

Net income:
Company                                $ 1,871                     $ 1,568
IRSC                                        79                          11
                                       -------                     -------
         Combined                      $ 1,950                     $ 1,579
                                       =======                     =======


NOTE 3. COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:


                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1999         1998
                                                        -------      -------
Net income                                              $ 1,950      $ 1,579
Adjustment to reconcile net income
  to total comprehensive income:
Unrealized loss on investments                              (29)
                                                        -------      -------
Comprehensive income                                    $ 1,921      $ 1,579
                                                        =======      =======

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         EIG's revenues increased 33.3% to $16,535 for the three months ended March 31, 1999, from $12,404 for the same period in 1998. The increase in EIG's revenues was attributable to an increase in the number of active customers and new products released by EIG. DBT's active customers (defined as customers accessing the system in a given month) increased 30.3% to 15,500 at March 31, 1999, from 11,900 at March 31, 1998. PEG's revenues decreased 3.6% to $1,653 for the three months ended March 31, 1999, from $1,715 for the same period in 1998. Total consolidated revenues increased 28.8% to $18,188 for the three months ended March 31, 1999, from $14,119 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 21.4% to $7,005 for the three months ended March 31, 1999, from $5,770 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 42.4% for the three months ended
March 31, 1999, from 46.5% for the same period in 1998. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained the same at $427 for the three months ended March 31, 1999 and for the same period in 1998 and consists solely of the amortization costs associated with the purchase of the PEG's patents. Total consolidated cost of revenues increased 19.9% to $7,432 for the three months ended March 31, 1999, from $6,197 for the same period in 1998.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 54.7% to $2,286 for the three months ended March 31, 1999, from $1,478 for the same period in 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expense increased to 13.8% for the three months ended March 31, 1999, from 11.9%, for the same period in 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 77.8% to $1,179 for the three months ended March 31, 1999, from $663 for the same period in 1998. As a percentage of EIG's revenues, research and development expenses increased to 7.1% for the three months ended March 31, 1999, from 5.3% for the same period in 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 22.3% to $4,506 for the three months ended March 31, 1999, from $3,684 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG revenues, general and administrative expenses decreased to 27.3% for the three months ended March 31, 1999, from 29.7% for the same period in 1998. PEG's general and administrative expenses decreased to $273 for the three months ended March 31, 1999, from $307 for the same period in 1998. Total consolidated general and administrative expenses increased 19.7% to $4,779 for the three months ended March 31, 1999, from $3,991 for the same period in 1998.

OPERATING PROFIT

         EIG's operating profit increased 92.7% to $1,559 for the three months ended March 31, 1999, from $809 for the same period in 1998. This increase was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses. PEG's operating profit decreased 2.9% to $953 for the three months ended March 31, 1999, from $981 for the same period in 1998. Total operating profit increased 40.3% to $2,512 for the three months ended March 31, 1999, from $1,790 for the same period in 1998.

INTEREST INCOME

         Net interest income was $443 for the three months ended March 31, 1999, compared to $597 for the same period in 1998. The decrease was due to lower cash and investment balances as our capital expenditures increased significantly in 1998, reducing our beginning cash balance in 1999.

INCOME TAXES

         Our effective income tax rate remained the same at 34% for the three months ended March 31, 1999 and for the same period in 1998. The effective tax rates for both of these periods were favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         Our net income increased 23.5% to $1,950 for the three months ended March 31, 1999, from $1,579 for the same period in 1998. The increase was primarily due to the increase in the operating profit of EIG, offset by the reduced operating profit of PEG, and reduced interest income during the period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $3,981 for the three months ended March 31, 1999, compared to $3,946 for the same period in 1998. We had working capital at March 31, 1999 of $56,134 (including cash, cash equivalents and short-term investments of $49,421) compared to $53,922 (including cash, cash equivalents and short-term investments of $47,164) at December 31, 1998. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

         Capital expenditures were $2,171 for the three months ended March 31, 1999, compared to $3,021 for the same period in 1998. These expenditures were primarily attributable to the acquisition of computer equipment.

         We currently have no debt and believe that our existing cash and short-term investment balances together with our cash flows from both EIG and PEG operations will be sufficient to meet our anticipated cash and capital requirements through 1999.

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

SOFTWARE USED BY CUSTOMERS

         The Company's product software is divided into two parts: software written by the Company and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

o SOFTWARE WRITTEN BY THE COMPANY - Preliminary assessment has revealed that the date related codes contained in the software written by the Company are generally Year 2000 compliant. Two software programs, important to the Company's business and operations, AutoTrack PLUSsm and AutoTrackXPsm will be fully tested for Year 2000 compliance by June 1999. Any Year 2000 remediation efforts necessary in connection with these programs will be completed by September 1999.

o    SOFTWARE WRITTEN BY THIRD PARTIES:

     o Version 8.0 of pcAnywhere, the software used to access AutoTrack PLUS, has been certified as Year 2000 compliant by Symantec Corporation, its manufacturer. Through testing, the Company has determined that earlier versions of pcAnywhere (4.5 and 5.0 for DOS(R), 2.0 for Windows(R) and 7.5 for Windows) are also Year 2000 compliant, except for one two-digit year display which does not affect the operation of these versions. However, the Company expects that in the coming months many of its customers will, as part of their Year 2000 remediation efforts, be switching from the earlier versions of pcAnywhere to more updated Year 2000 certified software programs, including AutoTrackXP.

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

SUMMARY

         The Company expects to be fully Year 2000 compliant and obtain certification of Year 2000 compliance from the Information Technology Association of America by September 1999. Given the Company's plans to identify and address its Year 2000 Issue, the Company does not believe that the Year 2000 Issue will have a material adverse effect on its business, results of operations or financial condition. The Company estimates that the total cost of addressing its Year 2000 Issue will be approximately $300. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. The Company will develop a contingency plan for dealing with Year 2000 Issues by September 1999.

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




Date:  August 20, 1999