Form 10-K/A
period 1998-12-31
DBT ONLINE INC
filed 1999-09-13
CIK 1010138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

 FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13333

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

       Registrant's telephone number, including area code: (702) 257-1112

          Securities Registered Pursuant to Section 12(b) of the Act:

                 Title of Each Class                         Name of Each Exchange On Which Registered
-----------------------------------------------------  -----------------------------------------------------
                    COMMON STOCK,
              PAR VALUE $.01 PER SHARE                                NEW YORK STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     The undersigned registrant amends the following items on its Annual Report on Form 10-K for the year ended December 31, 1998:

     Part II. Items 6, 7 and 8 and Part IV. Item 14 are hereby included in such Annual Report previously filed on March 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

     Part II is amended to include the following:

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial and other data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial data presented below as of and for the fiscal years ended December 31, 1996, 1997 and 1998 have been derived from our audited consolidated financial statements, which have been restated for our acquisition of IRSC in May 1999, which was accounted for as a pooling of interests. The consolidated financial data presented below as of and for the fiscal years ended December 31, 1994 and 1995 have been derived from our consolidated financial statements prior to the merger with IRSC and unaudited financial statements of IRSC.

                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                               1994    1995(1)   1996(2)     1997      1998
                                                              ------   -------   -------   --------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..................................................    $6,493   $13,142   $22,607   $ 37,777   $54,103
Royalties.................................................        --        --     2,382      6,670     6,636
                                                              ------   -------   -------   --------   -------
        Total revenues and royalties......................     6,493    13,142    24,989     44,447    60,739
                                                              ------   -------   -------   --------   -------
Cost of revenues..........................................       856     3,372    11,418     17,957    26,152
Sales and marketing.......................................       287     1,026     2,434      4,367     6,508
Research and development..................................       553     1,017     2,052      2,364     3,078
General and administrative................................     4,189     6,870     8,273     11,978    17,317
Loss on IRB transaction...................................        --     1,660        --         --        --
Merger and acquisition costs..............................        --        --        --         --        --
                                                              ------   -------   -------   --------   -------
        Total expenses....................................     5,885    13,945    24,177     36,666    53,055
                                                              ------   -------   -------   --------   -------
Income (loss) from operations.............................       608      (803)      812      7,781     7,684
Interest income (expense), net............................       (15)      (76)     (174)     1,491     2,330
                                                              ------   -------   -------   --------   -------
Income (loss) before income taxes.........................       593      (879)      638      9,272    10,014
Provision for income taxes................................        51       239       198      3,171     3,118
                                                              ------   -------   -------   --------   -------
Net income (loss).........................................    $  542   $(1,118)  $   440   $  6,101   $ 6,896
                                                              ======   =======   =======   ========   =======
Net income (loss) per common share:
  Basic...................................................    $ 0.07   $ (0.12)  $  0.04   $   0.35   $  0.36
                                                              ======   =======   =======   ========   =======
  Diluted.................................................    $ 0.07   $ (0.12)  $  0.03   $   0.33   $  0.35
                                                              ======   =======   =======   ========   =======
Weighted average shares outstanding:
  Basic...................................................     8,308     9,268    12,561     17,568    18,900
                                                              ======   =======   =======   ========   =======
  Diluted.................................................     8,308     9,268    12,835     18,495    19,612
                                                              ======   =======   =======   ========   =======

                                                                           AS OF DECEMBER 31,
                                                              ---------------------------------------------
                                                               1994      1995     1996     1997      1998
                                                              -------   ------   ------   ------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $   337   $1,826   $7,149   $7,913   $ 21,324
Short term investments......................................       --       --       --   44,207     25,840
Working capital.............................................      350      712    4,497   53,638     53,922
Total assets................................................    2,421    7,663   30,821   86,355     92,371
Total debt..................................................      993    2,859    3,073       --         --
Shareholders' equity........................................      954    3,074   18,932   76,583     83,893

---------------

(1) Our results for 1995 were adversely affected by a loss of $1,660 relating to our acquisition and disposition of International Research Bureau, Inc. assets in 1995.
(2) Our 1996 statement of operations data includes the results of Patlex, our patent enforcement business, from August 20, 1996, the date of our reorganization with Patlex through December 31, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                             (dollars in thousands)

     You should read this discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

OVERVIEW

     We are a leading nationwide provider of online public records data and other publicly available information operating through our Electronic Information Group (EIG). We also operate in the patent exploitation and enforcement business through our Patent Enforcement Group (PEG). EIG provides online integrated database services and related reports to law enforcement and other government agencies, law firms, insurance companies, and licensed investigation companies. PEG exploits and enforces two partially-owned laser patents, generating its revenues through patent royalties.

     In May 1999, we merged with I.R.S.C., Inc., a private company based in Fullerton, California and issued 432,346 shares of our common stock as merger consideration. The IRSC business combination enabled us to enter the corporate pre-employment screening and anti-fraud due diligence markets. The merger with IRSC was accounted for as a pooling-of-interests. Therefore, we have restated the financial information for each of the periods discussed below to reflect the combined results of our company and IRSC.

     In August 1997, we acquired The Information Connectivity Group, Inc., or ICON, a private company based in Norcross, Georgia. This acquisition increased our penetration of the insurance company market, and was accounted for as a purchase.

     In August 1996, we were formed as part of the reorganization of Patlex. Through the reorganization, we were established as a holding company and Patlex and Database Technologies, Inc. became our wholly owned subsidiaries. The reorganization combined the revenues and operations of the EIG and PEG groups.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Revenues

     EIG's revenues increased 43.2% to $54,103 for the year ended December 31, 1998, from $37,777 for the year ended December 31, 1997. The increase in EIG's revenues was attributable to new products released by EIG. PEG's revenues remained constant at $6,636 for the year ended December 31, 1998, compared to $6,670 for the year ended December 31, 1997. Total consolidated revenues increased 36.7% to $60,739 for the year ended December 31, 1998, from $44,447 for the year ended December 31, 1997.

Cost of Revenues

     EIG's cost of revenues increased 50.3% to $24,444 for the year ended December 31, 1998, from $16,259 for the year ended December 31, 1997. The increase was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. The increase in cost of revenues was also due in part to the full year effect of our acquisition of ICON. As a percentage of EIG's revenues, cost of revenues increased to 45.2% for the year ended December 31, 1998, from 43.0% for the year ended December 31, 1997. PEG's cost of revenues remained substantially constant at $1,708 for the year ended December 31, 1998, compared to $1,698 for the year ended December 31, 1997, and consisted solely of the amortization of costs associated with the purchase of PEG's patents. Total consolidated cost of revenues increased 45.6% to $26,152 for the year ended December 31, 1998, from $17,957 for the year ended December 31, 1997.

Sales and Marketing

     EIG's sales and marketing expenses increased 49.0% to $6,508 for the year ended December 31, 1998, from $4,367 for the year ended December 31, 1997. The increase was primarily due to our acquisition of ICON and increases in advertising, trade-show expenses and costs related to the expansion of our sales force. As a percentage of EIG's revenues, sales and marketing expenses increased to 12.0% for the year ended December 31, 1998, from 11.6% for the year ended December 31, 1997. PEG did not have sales and marketing expenses.

Research and Development

     EIG's research and development expenses increased 30.2% to $3,078 for the year ended December 31, 1998, from $2,364 for the year ended December 31, 1997. The increase was primarily due to an increase in payroll and related expenses. As a percentage of EIG's revenues, research and development expenses decreased to 5.7% for the year ended December 31, 1998, from 6.3% for the year ended December 31, 1997. PEG did not have research and development expenses.

General and Administrative Expenses

     EIG's general and administrative expenses increased 49.0% to $16,292 for the year ended December 31, 1998, from $10,934 for the year ended December 31, 1997. This increase was due to increases in rent, public company expenses, goodwill amortization and payroll and related expenses. As a percentage of EIG's revenues, general and administrative expenses increased to 30.1% for the year ended December 31, 1998, from 28.9% for the year ended December 31, 1997. PEG's general and administrative expenses decreased to $1,025 for the year ended December 31, 1998, from $1,044 for the year ended December 31, 1997. Total consolidated general and administrative expenses increased 44.6% to $17,317 for the year ended December 31, 1998, from $11,978 for the year ended December 31, 1997.

Operating Profit

     EIG's operating profit was $3,781 for the year ended December 31, 1998, compared to $3,853 for the year ended December 31, 1997. PEG's operating profit remained constant at $3,903 for the year ended December 31, 1998, compared to $3,928 for the year ended December 31, 1997. Total consolidated operating profit modestly decreased to $7,684 for the year ended December 31, 1998, from $7,781 for the year ended December 31, 1997.

Interest Income

     Net interest income increased to $2,330 for the year ended December 31, 1998, from $1,491 for the year ended December 31, 1997. The net interest income in 1998 and 1997 resulted from investment earnings on proceeds from the sale of our common stock in May 1997.

Income Taxes

     Our effective income tax rate was 31% for the year ended December 31, 1998, compared to 34% for the year ended December 31, 1997. The 1998 effective tax rate was decreased by the effects of non-taxable investment income, a reduction in our valuation allowance, and a research and development tax credit offset by state income taxes. The 1997 effective tax rate was favorably affected by a research and development tax credit.

Net Income

     Our net income increased 13.0% to $6,896 for the year ended December 31, 1998, from $6,101 for the year ended December 31, 1997. The increase in net income was primarily due to a significant increase in investment income and a reduction in the effective tax rate in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Revenues

     EIG's revenues increased 67.1% to $37,777 for the year ended December 31, 1997, from $22,607 for the year ended December 31, 1996. The increase in EIG's revenues was attributable to new products released by EIG. PEG's revenues were $6,670 for the year ended December 31, 1997, compared to $2,382 for the year ended December 31, 1996. This increase was due to the fact that our results of operations in 1996 only included PEG's revenues after August 1996, the month in which we acquired Patlex. Total consolidated revenues increased 77.9% to $44,447 for the year ended December 31, 1997, from $24,989 for the year ended December 31, 1996.

Cost of Revenues

     EIG's cost of revenues increased 50.6% to $16,259 for the year ended December 31, 1997, from $10,796 for the year ended December 31, 1996. The increase in EIG's cost of revenues was primarily due to an increase in data purchase costs. As a percentage of EIG's revenues, cost of revenues decreased to 43.0% for the year ended December 31, 1997, from 47.8% for the year ended December 31, 1996. PEG's cost of revenues increased to $1,698 for the year ended December 31, 1997, compared to $622 for the period from August 1996 through December 31, 1996, and consisted solely of the amortization of costs associated with the purchase of PEG's patents. Total consolidated cost of revenues increased 57.3% to $17,957 for the year ended December 31, 1997, from $11,418 for the year ended December 31, 1996.

Sales and Marketing

     EIG's sales and marketing expenses increased 79.4% to $4,367 for the year ended December 31, 1997, from $2,434 for the year ended December 31, 1996. The increase was primarily due to increases in payroll and trade-show expenses. As a percentage of EIG's revenues, sales and marketing expenses increased to 11.6% for the year ended December 31, 1997, from 10.8% for the year ended December 31, 1996. PEG did not have sales and marketing expenses.

Research and Development

     EIG's research and development expenses increased 15.2% to $2,364 for the year ended December 31, 1997, from $2,052 for the year ended December 31, 1996. This increase was primarily due to increases in payroll and related expenses. As a percentage of EIG's revenues, research and development expenses decreased to 6.3% for the year ended December 31, 1997, from 9.1% for the year ended December 31, 1996. PEG did not have research and development expenses.

General and Administrative Expenses

     EIG's general and administrative expenses increased 39.2% to $10,934 for the year ended December 31, 1997, from $7,854 for the year ended December 31, 1996. This increase was due to increases in rent, public company expenses, goodwill amortization, and payroll and related expenses. As a percentage of EIG's revenues, general and administrative expenses decreased to 28.9% for the year ended December 31, 1997, from 34.7% for the year ended December 31, 1996. PEG's general and administrative expenses increased to $1,044 for the year ended December 31, 1997, from $419 for the period from August 1996 through December 31, 1996. Total consolidated general and administrative expenses increased 44.8% to $11,978 for the year ended December 31, 1997, from $8,273 for the year ended December 31, 1996.

Operating Profit

     EIG's operating profit was $3,853 for the year ended December 31, 1997, compared with an operating loss of $529 for the year ended December 31, 1996. PEG's operating profit was $3,928 for the year ended December 31, 1997, compared to $1,341 for the period from August 1996 through December 31, 1996. Total consolidated operating profit increased to $7,781 for the year ended December 31, 1997, compared to $812 for the year ended December 31, 1996.

Interest Income

     Net interest income was $1,491 for the year ended December 31, 1997, compared to a net interest expense of $174 for the year ended December 31, 1996. The net interest income in 1997 was due to investment earnings on proceeds from the issuance and sale of our common stock in May 1997.

Income Taxes

     Our effective income tax rate was 34% for the year ended December 31, 1997, compared to 31% for the year ended December 31, 1996. This increase in our effective tax rate was attributable to a decrease in research and development tax credits and a significant increase in our pre-tax profit due to our acquisition of Patlex during the year ended December 31, 1996.

Net Income

     Our net income was $6,101 for the year ended December 31, 1997, compared to $440 for the year ended December 31, 1996. This increase was primarily due to the inclusion of the Patlex results following its acquisition, a significant increase in investment income and a significant increase in EIG's operating profit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $9,170 for the year ended December 31, 1998, compared to $9,599 for the same period in 1997. We had working capital at December 31, 1998 of $53,922 (including cash, cash equivalents and short-term investments of $47,164). We expect to fund future working capital requirements with our existing cash and short-term investment balances, together with cash generated from operations.

     Capital expenditures were $14,537 for the year ended December 31, 1998, compared to $6,949 for the same period in 1997. These expenditures were primarily attributable to the acquisition of computer equipment and, in 1998, to leasehold improvements of our new facility in Boca Raton, Florida. We anticipate additional capital expenditures during the next two fiscal years related to the upgrade of our database capabilities, which we intend to fund entirely through our cash flows from operations.

     We currently have no debt and believe that our existing cash and short-term investment balances together with our cash flows from both EIG and PEG operations will be sufficient to meet our anticipated cash and capital requirements through 1999.

INFLATION

     The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

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

     The Year 2000 Issue could also affect the KnowX.com and Informed businesses which we have agreed to acquire from Information America, Inc. In connection with our acquisition of KnowX.com and Informed, we conducted a Year 2000 due diligence review of these products. Based on our review, we believe KnowX.com and Informed are substantially Year 2000 compliant. In addition, the agreement with Information America contains a representation that all of the technology included in the assets we are purchasing and necessary to operate the KnowX.com and Informed businesses is Year 2000 compliant.

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

Data Storage

     All of our data fields have been made Year 2000 compliant. We continually review vendor-supplied data to ensure compliance is maintained. If any third party fails to supply us with compliant data, we modify the data in order to make it Year 2000 ready. If any third party data suppliers give us data that is not Year 2000 compliant, it could take us longer to make the data suitable for use in our databases.

Product Software Used by Our Customers

     Our product software is divided into two types: software written by us and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

     -  Software Written by Us.

          Preliminary date forward testing revealed that software written by us is Year 2000 compliant. Two software programs important to our business and operations, AutoTrackPLUS(SM) and AutoTrackXP(SM), have been successfully tested for Year 2000 compliance.

     -  Commercial Software Written by Third Parties.

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

Hardware

     Desktop Machines. Most of our approximately 350 desktop machines have been replaced with certified Year 2000 compliant Hewlett Packard desktops as part of a company-wide computer upgrade program. Clocking for our computer network has been centralized through a new Year 2000 compliant system. The system controls timekeeping for all desktop machines and servers, and ensures that all date- and time-related codes and functions used in hardware throughout our network remain Year 2000 compliant.

     Support Machines. Support machines used by us have been manually tested and determined to be Year 2000 compliant.

     Servers. Many of our computer servers have failed real-time clock testing. However, successful date forward testing and manufacturer statements of function have shown this failure will not materially affect the operation of the servers. Further Year 2000 - related testing of the servers will be conducted as a safeguard.

     Network Hardware. Our network hardware includes routers, hubs, switches, CD-ROM towers, print servers, and communication servers. Hewlett Packard, our hardware vendor, has certified approximately 80% of this network hardware as Year 2000 compliant. Cisco has certified the remaining 20% of the network hardware. We have confirmed these results through successful date forward testing.

     Communications Hardware. Our communications hardware includes modems and DSU/CSUs. These systems have all been successfully date forward tested.

Non-Information Technology Systems

     Internet Connectivity. We rely on telecommunications service providers to connect us to the Internet. If our service providers' systems were not Year 2000 compliant and failed, we could be prevented from receiving orders or delivering search results. By December 31, 1999, we intend to be working with three internet service providers, each of whom could exclusively service our business. We believe that at least one of our three telecommunications service providers will be Year 2000 compliant, however, there can be no assurance that all three or any of the three will be Year 2000 compliant.

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

Summary

     We expect to be fully Year 2000 compliant by November 1999. Given our efforts to identify and address our Year 2000 Issues, we do not believe that Year 2000 Issues will have a material adverse effect on our business, results of operations, and financial condition. We estimate that the total cost of addressing our Year 2000 Issues will be approximately $300. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. We will develop a contingency plan for dealing with Year 2000 Issues by October 1999.

Risks Associated with the Year 2000 Issue

     Our failure to correct a material Year 2000-related problem in our information or non-information technology systems could result in an interruption in, or a failure of, our normal business activities or operations. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. We also rely on telecommunications service providers to connect us to the Internet. The disruption of third-party systems or the failure of our systems to properly interact with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner, or could affect our ability to refresh our data. Our inability to bring historical data files, date fields or information purchased from vendors into Year 2000 compliance could have a material adverse effect on our business, financial condition, and results of operations. In addition, we are currently unable to predict the effect that the Year 2000 Issue will have on our suppliers, or the extent to which we would be vulnerable to our suppliers' failures to remediate their Year 2000 Issues on a timely basis. The failure of a major supplier to convert its systems on a timely basis or in a manner that is incompatible with our systems could have a material adverse effect on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DBT ONLINE, INC. AND
  SUBSIDIARIES FOR THE
  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
Independent Auditors' Reports...............................  11
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  13
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................  14
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996......  15
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................  16
Notes to Consolidated Financial Statements..................  17

FINANCIAL STATEMENT SCHEDULE*:
II Valuation and Qualifying Accounts........................  28

* All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc. and subsidiaries:

We have audited the consolidated balance sheets of DBT Online, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and I.R.S.C., Inc. and subsidiaries ("IRSC"), which has been accounted for as a pooling of interests as described in Note 11 to the consolidated financial statements. We did not audit the consolidated financial statements of IRSC, which statements reflect total assets of 2% of consolidated total assets as of December 31, 1998 and 1997, and total revenues of 12%, 16% and 25% of consolidated total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for IRSC, for 1998, 1997, and 1996 is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of DBT Online, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 15, 1999 (May 6, 1999 as to the effects of the business combination described in Note 11)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
I.R.S.C., Inc.

     We have audited the consolidated balance sheets of I.R.S.C., Inc. and subsidiaries ("IRSC") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 (not presented separately herein). Those consolidated financial statements are the responsibility of IRSC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRSC as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Corbin & Wertz

Irvine, California
August 12, 1999

                       DBT ONLINE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $21,324   $ 7,913
Accounts receivable, less allowance:
  1998, $399; 1997, $350....................................    9,409     5,189
Short-term investments......................................   25,840    44,207
Prepaid expenses and other current assets...................    2,422     1,729
Prepaid income taxes........................................       --       217
                                                              -------   -------
  Total current assets......................................   58,995    59,255
Property and equipment, net.................................   18,806     9,770
Patents, less accumulated amortization:
  1998, $4,012; 1997, $2,317................................    9,830    11,525
Goodwill, less accumulated amortization:
  1998, $1,170; 1997, $344..................................    4,637     5,463
Other assets................................................      103       342
                                                              -------   -------
  Total assets..............................................  $92,371   $86,355
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................  $ 3,273   $ 4,622
Due to other patent interest holders........................    1,394       995
Income taxes payable........................................      406        --
                                                              -------   -------
  Total current liabilities.................................    5,073     5,617
Deferred income taxes.......................................    3,405     4,155
Commitments and contingencies (Note 7)......................       --        --

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value, 5,000 shares authorized;
  no shares issued or outstanding...........................       --        --
Common stock, $0.10 par value, 100,000 shares and 40,000
  shares authorized at December 31, 1998 and 1997,
  respectively; 18,906 shares and 18,821 shares issued and
  outstanding at December 31, 1998 and 1997, respectively...    1,890     1,882
Additional paid-in capital..................................   69,559    69,153
Retained earnings...........................................   12,444     5,548
                                                              -------   -------
  Total stockholders' equity................................   83,893    76,583
                                                              -------   -------
  Total liabilities and stockholders' equity................  $92,371   $86,355
                                                              =======   =======

See notes to consolidated financial statements.

                       DBT ONLINE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                        1998      1997      1996
                                                       -------   -------   -------
Revenues.............................................  $54,103   $37,777   $22,607
Patent royalties.....................................    6,636     6,670     2,382
                                                       -------   -------   -------
  Total revenues and royalties.......................   60,739    44,447    24,989
                                                       -------   -------   -------
Cost of revenues.....................................   26,152    17,957    11,418
Sales and marketing..................................    6,508     4,367     2,434
Research and development.............................    3,078     2,364     2,052
General and administrative...........................   17,317    11,978     8,273
                                                       -------   -------   -------
  Total expenses.....................................   53,055    36,666    24,177
                                                       -------   -------   -------
Income from operations...............................    7,684     7,781       812
Interest income (expense), net.......................    2,330     1,491      (174)
                                                       -------   -------   -------
Income before income taxes...........................   10,014     9,272       638
Provision for income taxes...........................    3,118     3,171       198
                                                       -------   -------   -------
  Net income.........................................  $ 6,896   $ 6,101   $   440
                                                       =======   =======   =======
Net income per share (basic).........................  $  0.36   $  0.35   $  0.04
                                                       =======   =======   =======
Weighted-average shares outstanding (basic)..........   18,900    17,568    12,561
                                                       =======   =======   =======
Net income per share (diluted).......................  $  0.35   $  0.33   $  0.03
                                                       =======   =======   =======
Weighted-average shares outstanding (diluted)........   19,612    18,495    12,835
                                                       =======   =======   =======

See notes to consolidated financial statements.

                       DBT ONLINE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK
                                        ---------------------   ADDITIONAL   RETAINED
                                         NUMBER                  PAID-IN     EARNINGS
                                        OF SHARES   PAR VALUE    CAPITAL     (DEFICIT)    TOTAL
                                        ---------   ---------   ----------   ---------   -------
BALANCE at January 1, 1996............   10,688      $    11     $ 4,055      $  (993)   $ 3,073
  Change in par value.................       --        1,058      (1,058)          --         --
  Stock issued for acquisition........    5,132          513      14,235           --     14,748
  Exercise of stock options...........       60            6         137           --        143
  Stock options issued for services,
     net of income taxes..............       --           --         528           --        528
  Net income..........................       --           --          --          440        440
                                         ------      -------     -------      -------    -------
BALANCE at December 31, 1996..........   15,880        1,588      17,897         (553)    18,932
  Exercise of stock options...........      106           10         866           --        876
  Issuance of common stock for cash...    2,690          269      46,543           --     46,812
  Stock issued for acquisition........      145           15       3,474           --      3,489
  Tax benefit of stock options........       --           --         242           --        242
  Stock options issued................       --           --         131           --        131
  Net income..........................       --           --          --        6,101      6,101
                                         ------      -------     -------      -------    -------
BALANCE at December 31, 1997..........   18,821        1,882      69,153        5,548     76,583
  Exercise of stock options...........       75            7         165           --        172
  Stock issued for employee benefit
     plan.............................       10            1         241           --        242
  Net income..........................       --           --          --        6,896      6,896
                                         ------      -------     -------      -------    -------
BALANCE at December 31, 1998..........   18,906      $ 1,890     $69,559      $12,444    $83,893
                                         ======      =======     =======      =======    =======

See notes to consolidated financial statements.

                       DBT ONLINE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                       1998       1997      1996
                                                     --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................  $  6,896   $  6,101   $   440
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization....................     8,022      5,802     3,133
  Deferred income taxes............................      (750)      (146)     (595)
  Stock issued for Employee Benefit Plan...........       242         --        --
  Tax benefit of stock options.....................        --        242        --
  Stock options issued for services................        --        131       661
  Changes in operating assets and liabilities:
  Accounts receivable..............................    (4,220)    (1,916)   (1,067)
  Prepaid expenses and other current assets........      (693)    (1,177)     (220)
  Accounts payable and accrued liabilities.........    (1,349)     1,813       105
  Due to other patent interest holders.............       399       (416)      121
  Income taxes.....................................       623       (835)     (996)
                                                     --------   --------   -------
     Net cash provided by operating activities.....     9,170      9,599     1,582

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased...................   (14,537)    (6,949)   (5,371)
Cash (used) acquired in acquisition................        --     (2,488)    8,505
Decrease in other assets...........................       239        102        49
Proceeds from sales or maturities of investments...    18,367         --        --
Purchases of short-term investments................        --    (44,207)       --
                                                     --------   --------   -------
     Net cash (used in) provided by investing
       activities..................................     4,069    (53,542)    3,183

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.............        --     46,812        --
Net change in bank line-of-credit..................        --       (200)      100
Proceeds from exercise of stock options............       172        876       143
Proceeds from long-term debt borrowings............        --         --     1,500
Repayments on long-term debt.......................        --     (2,781)   (1,385)
Repayment on note payable, shareholder, and
  other............................................        --         --       200
                                                     --------   --------   -------
     Net cash provided by financing activities.....       172     44,707       558
                                                     --------   --------   -------
Net increase in cash and cash equivalents..........    13,411        764     5,323
Cash and cash equivalents at beginning of year.....     7,913      7,149     1,826
                                                     --------   --------   -------
Cash and cash equivalents at end of year...........  $ 21,324   $  7,913   $ 7,149
                                                     ========   ========   =======

See notes to consolidated financial statements.

                       DBT ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     DBT Online, Inc. (with its subsidiaries, the "Company"), through its subsidiaries Database Technologies, Inc. ("DBT"), The Information Connectivity Group, Inc. ("ICON") and I.R.S.C., Inc. and subsidiaries ("IRSC"), is engaged in the electronic information retrieval industry, which provides online, real-time access to public records. The Company, through its Patlex Corporation ("Patlex") subsidiary, is involved in the patent enforcement and exploitation business, whereby the Company collects royalty fees from a group of laser patents.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of DBT Online, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

     REVENUE RECOGNITION. The Company recognizes revenue at the time of customer access. Accounts receivable are primarily with law enforcement agencies, insurance companies, law firms, and other licensed investigation companies. Patent royalties are recognized pursuant to license agreements that require the licensees to periodically report

                       DBT ONLINE, INC. AND SUBSIDIARIES
activity to the Company. The Company's customers are numerous and spread over a wide geographic area. As such, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

     RESEARCH AND DEVELOPMENT COSTS. Costs for research and development activities are expensed as incurred, and aggregated $3,078, $2,364, and $2,052 for years ended December 31, 1998, 1997, and 1996, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Short-term investments are classified as available-for-sale and are carried at fair value.

     NET INCOME PER SHARE. Basic net income per share is determined by dividing net income by the weighted-average shares outstanding. Diluted net income per share is determined by dividing net income by the weighted-average shares outstanding including the effect of stock options, if dilutive. The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding were 712,000, 927,000, and 274,000 in 1998, 1997, and 1996, respectively.

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

     On August 20, 1996, the former shareholders of Patlex approved a plan of reorganization pursuant to which the Company was reorganized into a holding company structure, and each share of Patlex was converted into a share of the Company. Also on August 20, 1996, a wholly-owned subsidiary of the Company merged with Database Technologies, Inc. Pursuant to the terms of the merger and reorganization, the former shareholders of Patlex owned approximately 33.2% of the Company, and the former owners

                       DBT ONLINE, INC. AND SUBSIDIARIES
of Database Technologies, Inc. owned 66.8% of the Company, based on the shares and options outstanding at August 20, 1996. For accounting purposes, this transaction was treated as a purchase of Patlex, with DBT as the accounting acquirer.

     The purchase price was determined based on the 5,895,428 shares of Company common stock and stock options issued (based on the number of shares of Patlex common stock and options to purchase Patlex common stock outstanding immediately prior to the merger, as prescribed by the merger agreement), which were valued at $14,060, together with transaction costs of $689 and was allocated to Patlex's assets and liabilities based upon their estimated fair values at August 20, 1996. A summary of such allocation follows:

Current assets, including cash of $8,505....................  $ 8,966
Investment in patents.......................................   13,844
Other assets................................................       27
Current liabilities.........................................   (3,715)
Other liabilities...........................................   (4,373)
                                                              -------
  Total purchase price......................................  $14,749
                                                              =======

     As a consequence of this transaction, the consolidated financial statements include the results of operations for Patlex for the period from August 20, 1996, forward.

3. PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                                               AT DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Computer equipment..........................................  $ 22,554   $16,255
Office furniture and equipment..............................     1,599       989
Leasehold improvements......................................     7,588       367
                                                              --------   -------
Total cost..................................................    31,741    17,611
Less: Accumulated depreciation..............................   (12,935)   (7,841)
                                                              --------   -------
  Property and equipment, net...............................  $ 18,806   $ 9,770
                                                              ========   =======

     Depreciation expense was $5,501, $3,763, and $2,511 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       DBT ONLINE, INC. AND SUBSIDIARIES

4. SHORT-TERM INVESTMENTS

     At December 31, 1998 and 1997, short-term investments consisted of the following:

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
State and municipal bonds (including accrued interest of
  $1,000 and $544 as of December 31, 1998 and 1997,
  respectively).............................................  $25,840   $37,027
Certificates of deposit (including accrued interest of $86
  as of December 31, 1997)..................................       --     7,180
                                                              -------   -------
  Total.....................................................  $25,840   $44,207
                                                              =======   =======

     STATE AND MUNICIPAL BONDS. The Company has investments in state and municipal bonds that are classified as available-for-sale and are carried at fair value. There were gross unrealized gains of $52 and gross unrealized losses of $78 as of December 31, 1998. There were approximately $66 of gross unrealized gains and losses as of December 31, 1997, with respect to such securities. During 1998, there were $276 in realized gains on the sale of securities. Cost is determined based on specific identification. During 1997, there were no sales of any of the Company's state and municipal bonds. At December 31, 1998, these investments have contractual maturities as follows:

Within 1 year...............................................  $ 4,166
After 1 through 5 years.....................................   17,969
After 5 through 10 years....................................    1,542
After 10 years..............................................    2,163
                                                              -------
  Total.....................................................  $25,840
                                                              =======

     Certain of the Company's state and municipal bonds are concentrated in specific geographic regions. The states in which a significant component of these investments resided at December 31, 1998 were as follows:

Florida.....................................................  $10,408
Washington..................................................    2,058
New Mexico..................................................    1,315
Maryland....................................................    1,088
Nevada......................................................    1,067
Maine.......................................................    1,032
Texas.......................................................    1,030
Illinois....................................................    1,016
Others......................................................    6,826
                                                              -------
  Total.....................................................  $25,840
                                                              =======

5. PATENTS

     Patlex owns a 64% income interest in Laser Patent revenue relating to certain patents relating to laser technology. The most commercially significant of the Laser Patents is the

                       DBT ONLINE, INC. AND SUBSIDIARIES

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

6. INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                           1998     1997    1996
                                                          ------   ------   -----
Current
  Federal...............................................  $3,541   $3,051   $ 684
  State.................................................     327      267     109
                                                          ------   ------   -----
                                                           3,868    3,318     793
Deferred
  Federal...............................................    (718)    (127)   (543)
  State.................................................     (32)     (20)    (52)
                                                          ------   ------   -----
                                                            (750)    (147)   (595)
                                                          ------   ------   -----
     Provision for income taxes.........................  $3,118   $3,171   $ 198
                                                          ======   ======   =====

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

                                                              AT DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Deferred tax liabilities
  Patents...................................................  $3,609   $4,121
  Cash basis accounting.....................................      37       66
  Purchased data............................................     300      292
                                                              ------   ------
                                                               3,946    4,479
Deferred tax assets
  Depreciation..............................................      62       73
  IRB loss carry forward....................................     308      400
  Reserves and other........................................     371      251
                                                              ------   ------
                                                                 741      724
Valuation allowance.........................................    (200)    (400)
                                                              ------   ------
     Net deferred income tax liability......................  $3,405   $4,155
                                                              ======   ======

                       DBT ONLINE, INC. AND SUBSIDIARIES

     The Company has a capital loss carry-over of approximately $900 for tax purposes, which expires in 2000. The related deferred tax asset has been partially offset by a valuation allowance, as the Company initiated certain tax-planning strategies that may result in utilizing this loss carry-over.

     The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                            1998    1997    1996
                                                            ----    ----    ----
Federal statutory rate....................................   34%     34%     34%
Non-deductible merger expenses............................   --      --       8
Tax-exempt investment income..............................   (2)     (1)     --
Research and development credit...........................   (1)     (1)    (15)
State income taxes, net of federal income tax benefit.....    2       1       6
Benefit of capital loss carry forward.....................   (2)     --      --
Other.....................................................   --       1      (2)
                                                             --      --     ---
                                                             31%     34%     31%
                                                             ==      ==     ===

     The Company paid income taxes of $3,238, $3,828 and $1,854 in 1998, 1997, and 1996, respectively.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

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

     The Company may be involved in other litigation from time to time in the ordinary course of its business. The Company is not currently involved in any other litigation, or to its knowledge, is any litigation currently threatened that could have a material effect on its financial position or results of operations.

                       DBT ONLINE, INC. AND SUBSIDIARIES

EMPLOYMENT AGREEMENTS

     In March 1991, Patlex entered into an employment agreement with its chairman, Frank Borman, effective January 1, 1991. The agreement provides for minimum annual compensation of $145 and provides for an initial three-year employment period, which is automatically extended for an additional year on its anniversary date unless the Company notifies him it does not wish to extend the term of the agreement. This agreement has been extended for a three-year period effective April 1, 1997. The 1998 annual compensation rate for Mr. Borman was $160.

     In August 1997, the Company entered into an employment agreement with its President and Chief Executive Officer, Charles A. Lieppe, which provides for a four-year term beginning August 15, 1997, and ending on August 14, 2001, unless terminated earlier in accordance with certain circumstances. The 1998 annual compensation rate for Mr. Lieppe was $250.

LEASES

     The Company leases all of its office space under agreements expiring on various dates through 2008. These leases contain renewal options ranging from three to 10 years.

     IRSC leases its facility under a non-cancelable operating lease agreement with a related party. Under such lease, the Company is obligated to pay for certain repairs, maintenance, taxes and insurance. The lease expires on December 31, 2000 and provides for monthly rental payments of $9, plus common area maintenance charges.

     Future minimum payments under operating leases that have non-cancelable terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1999........................................................  $   529
2000........................................................    1,131
2001........................................................    1,136
2002........................................................    1,145
2003........................................................    1,195
Thereafter through 2008.....................................    5,723
                                                              -------
Total.......................................................  $10,859
                                                              =======

     Rent expense was $1,054, $730, and $488, respectively, for the years ended December 31, 1998, 1997, and 1996.

8. STOCK OPTIONS AND BENEFIT PLAN

STOCK OPTIONS

     The Company has incentive and non-qualified stock option plans for directors and key employees, and has 6,000,000 shares of common stock reserved for issuance under these

                       DBT ONLINE, INC. AND SUBSIDIARIES
plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors, and have a term of 10 years.

     Option activity, segregated into ranges of exercise prices, is summarized as follows:

                                                                                                                  WTD.-AVG.
                        NUMBER      WTD.-AVG.                 WTD.-AVG.      NUMBER      WTD.-AVG.     NUMBER       EXER.
                          OF       EXER. PRICE    NUMBER     EXER. PRICE       OF       EXER. PRICE      OF         PRICE
                        SHARES      PER SHARE    OF SHARES    PER SHARE      SHARES      PER SHARE     SHARES     PER SHARE
                       ---------   -----------   ---------   -----------   ----------   -----------   ---------   ----------
Acquired in
  connection w/the
  acquisition and
  recognition........                             700,000      $ 2.38
Granted..............   47,772        $0.01                                 1,032,000     $20.00
Exercised............                             (60,000)     $ 2.38
Cancelled............                                                         (22,000)    $20.00
                        ------        -----       -------      ------      ----------     ------       -------      ------
Outstanding at
  12/31/96...........   47,772        $0.01       640,000      $ 2.38       1,010,000     $20.00
Granted..............                                                       1,144,000     $21.76       220,000      $28.97
Exercised............                              (9,500)     $ 2.38          42,666     $20.00
Cancelled............                                                        (186,333)    $18.81
                        ------        -----       -------      ------      ----------     ------       -------      ------
Outstanding at
  12/31/97...........   47,772        $0.01       630,500      $ 2.38       1,925,001     $21.16       220,000      $28.97
Granted..............                                                         260,000     $20.84        86,000      $28.44
Exercised............                             (72,605)     $ 2.38
Cancelled............                                                         (36,000)    $20.00
                        ------        -----       -------      ------      ----------     ------       -------      ------
Outstanding at
  12/31/98...........   47,772        $0.01       557,895      $ 2.38       2,149,001     $21.16       306,000      $28.82
                        ======        =====       =======      ======      ==========     ======       =======      ======
Exercisable at
  12/31/98...........   47,772        $0.01       557,895      $ 2.38         737,035     $21.76        55,417      $28.89
                        ======        =====       =======      ======      ==========     ======       =======      ======

     The options with a $0.01 weighted-average exercise price have a weighted-average remaining contractual life of 7.5 years. The Company recorded compensation expense associated with this stock option grant of $131 and $306 in 1997 and 1996, respectively.

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

     The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company's employee stock options are issued with exercise prices that equal the market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized, except for the compensation expense discussed above relating to the options with a $0.01 exercise price issued by IRSC prior to the merger with the Company.

     The Statement of Financial Accounting Standards No. 123 (SFAS No. 123) requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income and earnings per share as

                       DBT ONLINE, INC. AND SUBSIDIARIES
if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         1998      1997      1996
                                                        -------   -------   -------
Risk-free interest rate...............................      6.5%      6.5%      6.5%
Dividend yield........................................     none      none      none
Volatility factors....................................       57%       43%       47%
Weighted-average expected life........................  5 years   5 years   5 years

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's net income and net income per share (diluted) would have been reduced to the following pro forma amounts for the years ended December 31, 1998, 1997, and 1996, as follows:

                                                            1998     1997    1996
                                                           ------   ------   -----
Net income
  As reported............................................  $6,896   $6,101   $ 440
  Pro forma..............................................   3,424    4,037     100
Net income per share (diluted)
  As reported............................................  $ 0.35   $ 0.33   $0.03
  Pro forma..............................................    0.17     0.22    0.01

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

BENEFIT PLAN

     During 1997, the Company adopted a 401(k) plan that is available to substantially all of its employees. The Company provides a match of 66% of the employees' contribution, with a maximum benefit of up to 4% of eligible compensation in the form of Company common stock. Contribution expense was $309 and $89 in 1998 and 1997, respectively.

                       DBT ONLINE, INC. AND SUBSIDIARIES

9. RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE -- RELATED PARTY

     IRSC has a note receivable from a related party. The note is non-interest bearing and is due on demand. As of December 31, 1998, the outstanding balance was $219. The note was subsequently paid in full on March 30, 1999.

CONSULTING FEES

     IRSC has a consulting agreement with an affiliate. Pursuant to the agreement, IRSC shall pay the affiliate $28 per month for consulting services. Additionally, IRSC shall reimburse the affiliate for certain travel and administrative expenses incurred on behalf of IRSC. During the years ended December 31, 1998 and 1997 IRSC paid the affiliate $375 and $365, respectively.

10. BUSINESS SEGMENTS

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

                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                        1998      1997      1996
                                                       -------   -------   -------
REVENUES:
Electronic information...............................  $54,103   $37,777   $22,607
Patent enforcement...................................    6,636     6,670     2,382
                                                       -------   -------   -------
  Consolidated revenues..............................  $60,739   $44,447   $24,989
                                                       =======   =======   =======
OPERATING PROFIT:
Electronic information...............................  $ 5,252   $ 4,688   $    97
Patent enforcement...................................    3,903     3,928     1,341
                                                       -------   -------   -------
Segment operating profit.............................    9,155     8,616     1,438
Interest income (expense)............................    2,330     1,491      (174)
General corporate expense............................   (1,471)     (835)     (626)
                                                       -------   -------   -------
  Consolidated income before income taxes............  $10,014   $ 9,272   $   638
                                                       =======   =======   =======

                       DBT ONLINE, INC. AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                        1998      1997      1996
                                                       -------   -------   -------
IDENTIFIABLE ASSETS:
Electronic information...............................  $33,572   $23,405   $10,266
Patent enforcement...................................   18,769    17,689    20,292
                                                       -------   -------   -------
  Total identifiable assets..........................   52,341    41,094    30,558
General corporate assets.............................   40,030    45,261       263
                                                       -------   -------   -------
  Consolidated assets................................  $92,371   $86,355   $30,821
                                                       =======   =======   =======
CAPITAL EXPENDITURES:
Electronic information...............................  $14,530   $ 6,942   $ 5,348
Patent enforcement...................................        7         7        23
                                                       -------   -------   -------
  Consolidated capital expenditures..................  $14,537   $ 6,949   $ 5,371
                                                       =======   =======   =======
DEPRECIATION AND AMORTIZATION OF IDENTIFIABLE ASSETS:
Electronic information...............................  $ 6,313   $ 4,107   $ 2,505
Patent enforcement...................................    1,709     1,695       628
                                                       -------   -------   -------
  Consolidated depreciation and amortization.........  $ 8,022   $ 5,802   $ 3,133
                                                       =======   =======   =======

11. SUBSEQUENT EVENT

     On May 6, 1999, the Company entered into an Agreement and Plan of Reorganization with IRSC and its shareholders pursuant to which the Company merged with IRSC in a business combination accounted for as a pooling of interests. The Company issued 432,346 shares of its common stock to effect the merger which closed on May 6, 1999. The accompanying consolidated financial statements and notes thereto have been restated to reflect the combined financial condition, results of operations and cash flows of the Company and IRSC. Results of operations for the separate companies prior to the combination are as follows:

                                                      COMPANY
                                                     PRIOR TO
YEAR ENDED DECEMBER 31:                             COMBINATION    IRSC    COMBINED
-----------------------                             -----------   ------   --------
1998:
Total revenues and royalties......................    $53,549     $7,190   $60,739
Net income........................................      6,702        194     6,896

1997:
Total revenues and royalties......................    $37,546     $6,901   $44,447
Net income........................................      5,998        103     6,101

1996:
Total revenues and royalties......................    $18,703     $6,286   $24,989
Net income (loss).................................        519        (79)      440

                       DBT ONLINE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                             CHARGED TO                WRITE-OFFS
                                BEGINNING   STATEMENT OF     OTHER      AND OTHER    ENDING
DESCRIPTION                      BALANCE     OPERATIONS    INCREASES   ADJUSTMENTS   BALANCE
-----------                     ---------   ------------   ---------   -----------   -------
Year ended December 31, 1996
  Allowances for uncollectible
  accounts....................    $ 17          $ 50         $200(1)      $ (17)      $250
                                  ====          ====         ====         =====       ====
Year ended December 31, 1997
  Allowances for uncollectible
  accounts....................    $250          $115         $ 25(2)      $ (40)      $350
                                  ====          ====         ====         =====       ====
Year ended December 31, 1998
  Allowances for uncollectible
  accounts....................    $350          $159         $  0         $(110)      $399
                                  ====          ====         ====         =====       ====

(1) Represents the allowance established in connection with the acquisition of Patlex Corporation.
(2) Represents the allowance established in connection with the acquisition of The Information Connectivity Group, Inc.

                                    PART IV

     Part IV is amended to include the following:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:

        1. Financial Statements
           The financial statements required by this item are included and listed on the accompanying "Index to Financial Statements" in Part Two, Item 8 of this Report.

        2. Financial Statements Schedules
           The Financial Statements Schedules required by this item are included and listed in the accompanying "Index to Financial Statements" in Part Two, Item 8 of this Report.

        3. Exhibits
           The following is a list of all exhibits filed as a part of this
           Report:

EXHIBIT       DESCRIPTION OF DOCUMENT
------------  -----------------------
 3(i)***      Amended and Restated Articles of Incorporation
 3(ii)***     Amended and Restated Bylaws
10(i)*        Employment Agreement dated March 11, 1990, between Patlex
              and Frank Borman****
10(ii)++      Employment Agreement dated August 15, 1997, between DTB
              Online, Inc. and Charles A. Lieppe***
10(iii)+      Employment Agreement dated September 14, 1992, between
              Patlex and J. Henry Muetterties***
10(iv)+       Security and Escrow Agreement dated September 29, 1992,
              between Patlex and NGN Acquisition Corporation
10(v)+        Standard Form of Licensing Agreement
10(vi)+       Purchase Agreement dated December 11, 1979, between Patlex and Gordon Gould
10(vii)+      Agreement dated January 31, 1982, among Patlex, Refac
              Technology Development Corporation, Refac International
              Ltd., Gordon Gould, NGN Acquisition Corporation, and the
              partnership of Lerner, David, Littenberg & Samuel
10(viii)+     Agreement dated October 1, 1984, among Patlex, Refac
              Technology Development Corporation, East West Trade
              Services, Ltd., and Refac International, Ltd.
10(ix)+       Agreement dated 1986 among Patlex and NGN Acquisition
              Corporation, Gordon Gould, and Apollo Lasers, Inc.
10(x)+        Letter of Clarification dated January 31, 1990, among
              Patlex, Gordon Gould, and NGN Acquisition Corporation
10(xi)+       Stock Purchase Agreement dated May 14, 1991, among Patlex,
              Sydney M. Irmas, and certain other shareholders
10(xii)+++    Amended and Restated Stock Option Plan***
10(xiii)**    Lease (For Boca Raton, Florida Location)

EXHIBIT       DESCRIPTION OF DOCUMENT
------------  -----------------------
10(xiv)**     Employment Agreement dated February 4, 1998, between DTB
              Online, Inc. and Kevin Barr****
21**          Subsidiaries
23.1*         Consent and Report on Schedule of Deloitte & Touche LLP
23.2*         Consent of Corbin & Wertz
27*           Financial Data Schedule (for Securities and Exchange
              Commission use only)

-------------------------

    * Filed herewith.
   ** Previously filed.
  *** Incorporated by reference to the Company's Registration Statement on Form
      S-4 (File No. 333-2000).
 **** Management contract or compensatory plan.
    + Incorporated by reference to the Form 10-KSB of Patlex Corporation for the year ended June 30, 1995.
   ++ Incorporated by reference to the Company's Form 10-Q for the period ended
      September 30, 1997.
  +++ Incorporated by reference to the Company's Registration Statement on Form
      S-8 (File No. 333-41313) filed with the Securities and Exchange Commission on December 1, 1997.

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

                                          DBT ONLINE, INC.
                                          (Registrant)

                                          By: /s/ TIMOTHY M. LEONARD
                                             -----------------------------------
                                              Timothy M. Leonard
                                              Vice President, Finance, Treasurer
                                              and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
23.1       --  Consent and Report on Schedule of Deloitte & Touche LLP
23.2       --  Consent of Corbin & Wertz