Form 10-Q
period 1999-09-30
DBT ONLINE INC
filed 1999-11-15
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

The number of common shares outstanding as of September 30, 1999 was 19,084,486.

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

                  Consolidated Balance Sheets as of September 30, 1999
                           and December 31, 1998..................................................................3

                  Consolidated Statements of Operations for the Three Months Ended September 30, 1999
                           and 1998...............................................................................4

                  Consolidated Statements of Operations for the Nine Months Ended September 30, 1999
                           and 1998...............................................................................5

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
                           and 1998...............................................................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................................10

PART II           OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..............................................................................22

         Item 2.  CHANGES IN SECURITIES..........................................................................22

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................22

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................22

         Item 5.  OTHER INFORMATION..............................................................................22

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

Signature........................................................................................................24

EXHIBIT

         Exhibit 27.1      Financial Data Schedule..............................................................E-1

                         Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
----------------------------

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    At September 30,    At December 31,
                                                                         1999               1998
                                                                    ----------------    ----------------
                                                                       (Unaudited)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $      7,394       $     21,324
  Accounts receivable, less allowance: September 30, 1999 - $741
    December 31, 1998 - $399                                                12,501              9,409
  Short-term investments                                                    18,773             25,840
  Prepaid expenses and other current assets                                  3,247              2,422
  Prepaid income taxes                                                         106
                                                                      ------------       ------------
        Total current assets                                                42,021             58,995
Property and equipment, net                                                 23,329             18,806
Patents, less amortization: September 30, 1999 - $5,284
  December 31, 1998 - $4,012                                                 8,559              9,830
Goodwill, less amortization: September 30, 1999 - $1,883
  December 31, 1998 - $1,170                                                29,112              4,637
Other assets                                                                   129                103
                                                                      ------------       ------------
TOTAL ASSETS                                                          $    103,150       $     92,371
                                                                      ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $      5,414       $      3,273
  Due to other patent interest holders                                       1,780              1,394
  Income taxes payable                                                                            406
                                                                      ------------       ------------
        Total current liabilities                                            7,194              5,073

DEFERRED INCOME TAXES                                                        3,026              3,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value. 5,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.10 par value. 100,000 shares authorized
   19,084 shares and 18,906 shares issued and outstanding
    at September 30, 1999 and December 31, 1998, respectively                1,909              1,890
  Additional paid-in capital                                                73,639             69,559
  Retained earnings                                                         17,663             12,444
  Accumulated other comprehensive loss                                        (281)
                                                                      ------------       ------------
        Total stockholders' equity                                          92,930             83,893
                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    103,150       $     92,371
                                                                      ============       ============

See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                       1999               1998
                                                   ------------      ------------
                                                   (Unaudited)        (Unaudited)
Revenues                                           $     17,933      $     13,673
Patent royalties                                          1,532             1,693
                                                   ------------      ------------
        Total revenues and royalties                     19,465            15,366
                                                   ------------      ------------

Cost of revenues                                          7,775             6,145
Sales and marketing                                       3,443             1,802
Research and development                                  1,200               771
General and administrative                                5,148             4,699
                                                   ------------      ------------
        Total expenses                                   17,566            13,417
                                                   ------------      ------------
Income from operations                                    1,899             1,949
Interest income, net                                        419               714
                                                   ------------      ------------
Income before income taxes                                2,318             2,663
Provision for income taxes                                  785               903
                                                   ------------      ------------
        Net income                                 $      1,533      $      1,760
                                                   ============      ============

Net income per common share (basic)                $       0.08      $       0.09
                                                   ============      ============
Weighted average shares outstanding (basic)              19,043            18,906
                                                   ============      ============

Net income per common share  (diluted)             $       0.08      $       0.09
                                                   ============      ============
Weighted average shares outstanding (diluted)            20,179            19,487
                                                   ============      ============






See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Nine Months Ended September 30,
                                                         ------------------------------
                                                              1999           1998
                                                         -------------   --------------
                                                           (Unaudited)   (Unaudited)
Revenues                                                  $     52,528   $     39,073
Patent royalties                                                 4,681          5,153
                                                          ------------   ------------
        Total revenues and royalties                            57,209         44,226
                                                          ------------   ------------

Cost of revenues                                                22,956         18,591
Sales and marketing                                              8,774          5,180
Research and development                                         3,401          2,068
General and administrative                                      14,798         12,479
Merger and acquisition costs                                       817
                                                          ------------   ------------
        Total expenses                                          50,746         38,318
                                                          ------------   ------------
Income from operations                                           6,463          5,908
Interest income, net                                             1,322          1,818
                                                          ------------   ------------
Income before income taxes                                       7,785          7,726
Provision for income taxes                                       2,647          2,606
                                                          ------------   ------------
        Net income                                        $      5,138   $      5,120
                                                          ============   ============

Net income per common share  (basic)                      $       0.27   $       0.27
                                                          ============   ============
Weighted average shares outstanding (basic)                     18,979         18,899
                                                          ============   ============

Net income per common share  (diluted)                    $       0.26   $       0.26
                                                          ============   ============
Weighted average shares outstanding (diluted)                   20,039         19,667
                                                          ============   ============








See notes to consolidated financial statements.

DBT ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                    1999                1998
                                                                 ------------       ------------
                                                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $      5,138       $      5,120
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       6,568              5,315
    Deferred taxes                                                       (379)              (361)
    Stock issued for employee benefit plan                                307
Changes in operating assets and liabilities:
    Accounts receivable                                                (2,193)            (2,737)
    Prepaid expenses and other current assets                            (818)            (1,056)
    Accounts payable and accrued liablities                             2,020                728
    Due to other patent interest holders                                  386                324
    Income taxes payable                                                 (512)              (203)
                                                                 ------------       ------------
        Net cash provided by operating activities                      10,517              7,130
                                                                 ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                     (8,501)           (12,009)
  Cash paid for acquisition, net of cash acquired                     (25,436)
  (Increase) decrease in other assets                                     (23)               185
  Proceeds from maturity of investments                                 6,786             31,686
                                                                 ------------       ------------
        Net cash (used in) provided by investing activities           (27,174)            19,862
                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                               3,334                172
  Payments on long-term debt                                             (607)
                                                                 ------------       ------------
        Net cash provided by financing activities                       2,727                172
                                                                 ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (13,930)            27,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       21,324              7,913
                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      7,394       $     35,077
                                                                 ============       ============




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.

NOTE 1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly owned subsidiaries. The interim consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

NOTE 2.  BUSINESS COMBINATIONS

         On September 24, 1999, we acquired KnowX.com and Informed from Information America, Inc. for $25,000 in cash and warrants to purchase 329,172 shares of common stock of the Company. The warrants have a strike price of $52.50 per share and expire on March 24, 2001. KnowX.com is a leading Internet-based public record research tool for consumers and small office users. The Informed product line offers qualified users, including commercial lending and leasing companies, access to public information through the Internet or dial-up modems. The transaction was accounted for as a purchase and the Company's results of operations include the results of Knowx.com and Informed since the date of acquisition. Goodwill resulting from this transaction is approximately $24,000 and is being amortized on a straight-line basis over ten years.

         Unaudited pro-forma results of operations, assuming the acquisition of Knowx.com and Informed occurred as of the beginning of 1998, after giving effect to certain adjustments such as interest and amortization of goodwill resulting from the acquisition, are summarized as follows:

                                     Nine Months Ended       Nine Months Ended
                                     September 30, 1999      September 30, 1998
                                     ------------------      ------------------

Net revenue                             $    67,020              $    49,998
                                        ===========              ===========

Income before income taxes              $     5,639              $     6,448
                                        ===========              ===========

Net income                              $     3,722              $     4,277
                                        ===========              ===========


Earnings per share (diluted)            $      0.19              $      0.22
                                        ===========              ===========


         On May 26, 1999, we acquired all of the common stock of WinSHAPES for approximately $442 in cash plus the payment of liabilities in the amount of $704. WinSHAPES is a company engaged in the development of software that converts data into graphic illustrations that visualize interrelationships among people, businesses, vehicles and other assets. The transaction was accounted for as a purchase and the Company's results of operations include the results of WinSHAPES since the date of acquisition. Goodwill resulting from this transaction is $1,125, and is being amortized on a straight-line basis over seven years. Pro forma operating information is not provided for this acquisition because its effects on the results of operations are not material.

         On May 6, 1999, we acquired I.R.S.C., Inc. ("IRSC"), pursuant to the merger (the "IRSC Merger") of a wholly owned subsidiary of the Company, with and into IRSC. Upon consummation of the IRSC Merger, IRSC became a wholly owned subsidiary of the Company. IRSC is a provider of court records and other public information used to conduct pre-employment screening and other anti-fraud due diligence services for business customers.

         As a result of the IRSC Merger, each share of IRSC common stock was converted into the right to receive approximately 1.43 shares of Company common stock or 432,346 common shares of the Company in the aggregate. The IRSC Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IRSC Merger have been restated to include the results of IRSC for all periods presented. Details of the results of operations of the Company and IRSC for the three months ended March 31, 1999 (the end of the interim period nearest the date that the combination was consummated) and the nine months ended September 30, 1998 are as follows:

                                              Three Months Ended    Nine Months Ended
                                                March 31, 1999      September 30, 1998
                                              -----------------     ------------------
Revenues:
Company                                             $16,442              $39,040
IRSC                                                  1,746                5,186
                                                    -------              -------
         Combined                                   $18,188              $44,226
                                                    =======              =======

Net income:
Company                                             $ 1,871              $ 5,014
IRSC                                                     79                  106
                                                    -------              -------
         Combined                                   $ 1,950              $ 5,120
                                                    =======              =======


NOTE 3.  COMPREHENSIVE INCOME

         Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                          Three Months Ended         Nine Months Ended
                                            September 30,               September 30,
                                        ----------------------      --------------------
                                         1999          1998          1999         1998
                                        -------       -------       -------      -------

Net income                              $ 1,533       $ 1,760       $ 5,138      $ 5,120
Adjustment to reconcile net income
  to total comprehensive income:

Unrealized loss on investments              (58)                       (281)
                                        -------       -------       -------      -------
Comprehensive income                    $ 1,475       $ 1,760       $ 4,857      $ 5,120
                                        =======       =======       =======      =======

NOTE 4.  BUSINESS SEGMENTS

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

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    -----------------------------
                                                                      1999                  1998
                                                                    --------              -------
REVENUES:
Electronic information............................................. $ 52,528              $39,073
Patent enforcement.................................................    4,681                5,153
                                                                    --------              -------
  Consolidated revenues............................................ $ 57,209              $44,226
                                                                    ========              =======
OPERATING PROFIT:
Electronic information............................................. $  4,422              $ 3,854
Patent enforcement.................................................    2,611                3,056
                                                                    --------              -------
Segment operating profit...........................................    7,033                6,910
Interest income....................................................    1,322                1,818
General corporate expense..........................................     (570)              (1,002)
                                                                    --------              -------
  Consolidated income before income taxes.......................... $  7,785              $ 7,726
                                                                    ========              =======
CAPITAL EXPENDITURES
Electronic information............................................. $  8,499              $12,002
Patent enforcement.................................................        2                    7
                                                                    --------              -------
  Consolidated capital expenditures................................ $  8,501              $12,009
                                                                    ========              =======
DEPRECIATION AND AMORTIZATION OF IDENTIFIABLE ASSETS:
Electronic information............................................. $  5,288              $ 4,034
Patent enforcement.................................................    1,280                1,281
                                                                    --------              -------
  Consolidated depreciation and  amortization...................... $  6,568              $ 5,315
                                                                    ========              =======

                                                                     As of                 As of
                                                                  September 30,         December 31,
                                                                      1999                  1998
                                                                    -------                -------
IDENTIFIABLE ASSETS:
Electronic information............................................. $ 65,869              $33,572
Patent enforcement.................................................   11,626               18,769
                                                                    --------              -------
  Total identifiable assets........................................   77,495               52,341
General corporate assets...........................................   25,655               40,030
                                                                    --------              -------
  Consolidated assets.............................................. $103,150              $92,371
                                                                    ========              =======

NOTE 5.  LITIGATION

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

NOTE 6.  SUBSEQUENT EVENT

         On October 7, 1999, the Company completed a secondary offering of 5,669,758 shares of its common stock. The offering consisted of 1,000,000 shares sold by the Company, resulting in net proceeds to the Company of approximately $23,400 (after deducting underwriting discounts and estimated offering expenses payable by it) and 4,669,758 shares sold by selling shareholders, including all of the 4,469,758 shares owned by the founder of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1998 Form 10-K, as amended. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-Q.

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

FACTORS AFFECTING OUR BUSINESS CONDITION

         In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional factors may affect our business condition and future results:

         WE RELY HEAVILY ON ONE PRODUCT. WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR ENHANCE OUR EXISTING PRODUCTS.

         We rely heavily on AutoTrack(sm), our primary investigative search product. For the year ended December 31, 1998, AutoTrack accounted for approximately 67% of our revenues. AutoTrack competes in markets characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our success will depend to a substantial degree upon our ability to develop in a timely fashion enhancements to AutoTrack and to introduce new products that meet changing customer requirements and emerging industry standards. In order to meet these demands, we continuously evaluate opportunities to enhance AutoTrack and to develop or acquire new products that would utilize our supply of public records information. We may not be able to identify, develop, produce, acquire, market or support new products, or these new products may not gain market acceptance. In addition, some of our new product introductions or enhancements may shorten the life cycle of existing products, including AutoTrack. Failure to introduce new products or product enhancements effectively and on a timely basis could have a material adverse effect on our business, results of operations and financial condition. Furthermore, the development by our competitors of products that would make AutoTrack obsolete could materially adversely affect our business, results of operations and financial condition.

         DURING THE FIRST HALF OF 1999, SOME OF OUR LAW ENFORCEMENT CUSTOMERS SUSPENDED USE OF OUR PRODUCTS AND SERVICES. THOUGH ONE OF THESE LAW ENFORCEMENT CUSTOMERS RECENTLY LIFTED ITS SUSPENSION, FURTHER SUSPENSION OF USE OF OUR PRODUCTS AND SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND REPUTATION.

         During the first half of 1999, the Drug Enforcement Administration and the FBI suspended their use of DBT's products and services. These agencies expressed concern about whether the target and content of their searches on our databases were accessible by current or former DBT employees. After completing an analysis of our databases and operating procedures, the DEA recently lifted its suspension of our products and services. However, the DEA has not yet returned to its customary level of use prior to the suspension. The FBI continues to analyze our databases and operating procedures. The failure of these agencies to resume full use of our services, or any additional suspensions of use by other customers, could have a material adverse effect on our business, results of operations and reputation.

         EFFICIENT USE OF OUR DATABASES DEPENDS ON OUR ACCESS TO SOCIAL SECURITY NUMBERS.

         Social security numbers are the primary organizing principles that we use to generate our reports. Social security numbers could become unavailable to us in the future because of changes in the law or because our data suppliers decide not to supply them to us. If we cannot obtain social security numbers in the future, our ability to generate reports efficiently will be reduced. We can and do use names, addresses and dates of birth to generate our reports. However, without the use of social security numbers, we believe that those reports would not be as complete or accurate as reports generated with social security numbers. We also would incur significant expense to revise the software we use to generate reports. Less complete or less accurate reports could adversely affect our business, results of operations and financial condition.

         WE RELY ON TWO SUPPLIERS FOR THE CREDIT HEADER DATA IN OUR DATABASE.

         We obtain the credit header data in our database from two consumer credit reporting agencies. The data consists of names, addresses, social security numbers and dates of birth. The two consumer credit agencies are Experian Information Solutions, Inc. and Trans Union Corporation. One or both of these suppliers could stop supplying this data to us or could substantially increase their prices. This would materially adversely affect our business, results of operations and financial condition.

         LEGISLATORS AND CONSUMERS ARE INCREASINGLY SCRUTINIZING EXISTING FEDERAL AND STATE LAWS RELATING TO PRIVACY AND THE USE OF PERSONAL INFORMATION AND PROPOSING NEW PRIVACY LAWS. IF THESE LAWS BECOME MORE RESTRICTIVE, WE COULD HAVE LESS INFORMATION TO SUPPLY TO CUSTOMERS AND OUR BUSINESS COULD BE HARMED.

         Many privacy and consumer advocates and federal regulators have become increasingly concerned with public access to or use of personal information, particularly social security numbers and dates of birth. We use personal information to search our databases and to access information in databases of others. Various federal regulators and organized groups have lobbied and are expected to continue to lobby for the adoption of new or additional federal and state legislation to regulate the widespread dissemination or commercial use of personal information. If federal or state laws are amended or enacted in the future to further restrict access and use of personal information, we could have less information to provide to our customers and our business and results of operations could be adversely affected.

         OUR ARRANGEMENTS WITH DATA SUPPLIERS ARE NON-EXCLUSIVE, WHICH MAKES US VULNERABLE TO COMPETITION, AND GENERALLY SHORT-TERM, WHICH MAKES US SUSCEPTIBLE TO PRICE INCREASES OR NON RENEWAL.

         The ability of others to obtain the same data as us or our failure to obtain the data necessary for our products at commercially reasonable costs or at all could materially adversely affect our business and results of operations. We obtain the raw data that we provide to customers from credit reporting agencies, government agencies, data aggregators, competitors and other sole source third party suppliers on a non-exclusive basis. Due to the non-exclusive nature of these relationships, we cannot prevent others from making publicly available the same information that we offer to our customers. Our agreements with our suppliers are generally short-term agreements and some of our suppliers directly compete with us, both of which make us vulnerable to unpredictable price increases or non-renewal. Increases in the cost of obtaining information from suppliers could force us to find alternative sources of information which may not be available on suitable terms. Non-renewal of existing agreements by suppliers, or our failure after non-renewal to enter into new agreements with alternative third party suppliers, could decrease the amount of information we can offer to customers and, consequently, reduce customer use of our products. In addition, some of the data we receive from governmental sources is not available from other sources and therefore cannot be replaced.

         OUR MARKETS ARE HIGHLY COMPETITIVE AND HAVE RELATIVELY LOW BARRIERS TO ENTRY. OUR INABILITY TO RESPOND SUCCESSFULLY TO THE EFFORTS OF OUR COMPETITORS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Competition within our markets is intense and based mainly on price, speed, the comprehensiveness of data and our ability to provide information in an easy-to-read format. Although we believe that we maintain more historical information than our competitors, our markets are highly fragmented and have relatively few barriers to entry. As a result, new companies may enter into direct competition with us, and existing competitors could increase their market share within our customer markets. Either of these developments could adversely affect our business and results of operations.

         In addition, many of our competitors have greater financial and marketing resources than we do. Our competitors may gain significant competitive advantages by increasing efforts to further penetrate their existing client bases and business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing public record search services for individual or corporate clients than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior to or less expensive than ours or create products that achieve greater market acceptance than ours. In response to these competitive pressures, we may make service or marketing decisions, such as reducing our prices or increasing our advertising, which may affect our operating results. If we are unsuccessful in responding to our competitors, our business and results of operations may be materially adversely affected.

         PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS.

         The Year 2000 issue is whether technology systems will be able to recognize and process date sensitive information in the year 2000. If technology systems with date sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue could affect our internal technology systems, including our data storage files or hardware, and, if not corrected, could cause system shutdowns, system interruptions or delays in services to customers. As a technological company, we rely heavily on information technology systems, including proprietary software, microprocessors, operating systems, desktop computers and network hardware equipment. These systems store and manage our data files, run our products and perform a variety of administrative functions including accounting, financial reporting, payroll and invoicing. Our inability to make the required Year 2000 modifications or conversions to our technology or our inability to identify and remediate Year 2000 problems in a timely and cost-effective manner could have a material adverse effect on our business and results of operations.

         Year 2000-related issues of third parties on whom we rely could also adversely affect us. Our most significant Year 2000 issues relate to the Year 2000 readiness of our data suppliers and Internet connectivity service providers. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. We also rely on telecommunications service providers to connect us to the Internet. The disruption of third-party systems or the failure of our systems to properly interact with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner, or could affect our ability to refresh our data. The failure of any of those systems could prevent us from delivering our products and services, which could have a material adverse effect on our business and results of operations.

         Although we have undertaken substantial efforts to identify and remediate Year 2000 issues material to our business and to develop contingency plans, there can be no assurance that our efforts will be successful. We are currently developing contingency plans to address any problems that may result if we are unable to achieve Year 2000 readiness for our critical operations. We expect to complete these contingency plans by December 1999. We may not be able to develop, and, if necessary, implement a contingency plan that will adequately address all of our Year 2000 issues.

         WE FACE SECURITY RISKS RELATED TO OUR ELECTRONIC TRANSMISSION OF CONFIDENTIAL INFORMATION. FRAUDULENT USE OF CREDIT CARD DATA COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on encryption and other technologies to verify customers' identities and to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security measures used by us to protect customer transaction data. Breaches of our security could harm our reputation and customers' willingness to use our services. Security breaches could also cause interruptions in our operations and force us to expend significant money and other resources to alleviate any resulting problems. Security breaches involving the storage and transmission of our customers' proprietary information, including credit card numbers, could expose us to risk of loss or litigation. We may also suffer losses as a result of online customer orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with transactions processed by KnowX.com, that merchant does not obtain a cardholder's signature. We maintain business interruption insurance to mitigate losses associated with operational interruptions caused by any security breaches. Any breach of our security or fraudulent use of credit card data could have a material adverse effect on our business and results of operations.

         WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR INFRASTRUCTURE AND RECRUITING QUALIFIED PERSONNEL, BOTH OF WHICH WE NEED TO MANAGE OUR RAPID GROWTH.

         We are experiencing periods of rapid growth associated with the implementation of our growth strategy. Rapid growth could significantly strain our communication and networking infrastructure, management team and financial resources. To manage our growth effectively, we will need to continuously enhance our information and operational systems, including our operating systems, database software and our financial systems and controls. We will also need to attract, train and retain additional senior managers, technical professionals, including programmers, and other employees. As we offer new services and pursue new customer markets, such as the consumer, banking and health care markets, we will need to increase our executive and sales and support personnel. Our business and results of operations may be adversely affected if we are unable to expand and continually improve our operational infrastructure or to recruit and integrate appropriate personnel.

         OUR SERVICES ARE SUBJECT TO VARIOUS FEDERAL AND STATE LAWS AND LICENSING REQUIREMENTS.

         In connection with some services we provide, particularly pre-employment background checks by our IRSC subsidiary, we are considered a "consumer reporting agency," as this term is used in the Fair Credit Reporting Act. We are therefore required to comply with the various consumer credit disclosure requirements of the Fair Credit Reporting Act. Noncompliance with the Fair Credit Reporting Act can result in enforcement actions and fines by both the Federal Trade Commission and state attorneys general. Willful or negligent noncompliance could result in civil liability. Similarly, there are a number of states that have laws similar to the Fair Credit Reporting Act. Further, many state laws limit the type of information that can be made available to the public. In addition, some state laws may require us to be licensed in order to conduct pre-employment background checks. Customers in these states can access our websites, which may subject us to the laws of those states. Although we believe we have obtained the necessary licenses in each state where appropriate for our business, any failure to maintain required licenses could have a material adverse effect on our business and results of operations. In the event we are determined to have violated these federal or state laws, we could be subject to substantial civil and criminal liability which could have a material adverse effect on our business and results of operations.

         WE HAVE A LIMITED OPERATING HISTORY ON THE INTERNET. BECAUSE OF OUR RELATIVE NEWNESS TO THE INTERNET, ITS RAPIDLY CHANGING MARKETPLACE AND THE UNPREDICTABLE GROWTH OF THE ELECTRONIC INFORMATION MARKET, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

         We have recently launched and acquired Internet products and, consequently, do not have a long operating history on the Internet. We may be unable to effectively use Internet technology or adapt to its rapid changes. Furthermore, we may be unable to accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors on the Internet. Any evaluation of our business and prospects must be made in light of the risks and difficulties frequently encountered by companies offering services in new and rapidly evolving markets such as the Internet. The Internet marketplace is characterized by rapidly changing consumer preferences, low barriers to entry for competitors and rapidly changing technologies. Failure to recognize or respond to these factors may result in a material adverse effect on our business and prospects. Expanding the KnowX.com and AutoTrack Internet products and increasing the market awareness of our Internet services may be complicated, time-consuming and expensive. In addition, it is difficult to predict the size and future growth rate, if any, of the electronic information market. The market for electronic information services may not continue to develop or may become unprofitable. New and evolving trends, including the trend toward low-cost and enhanced access to public information on the Internet, may hinder the growth of our market.

         WE MAY HAVE DIFFICULTY IDENTIFYING, COMPLETING AND INTEGRATING ACQUISITIONS, WHICH COULD DECREASE OUR EARNINGS.

         Our growth depends in part on our ability to identify complementary acquisition candidates and to effectively combine the operations of acquired companies with our own. Complementary acquisition candidates may not be available, or may be unwilling to complete acquisitions on suitable terms. We may be unable to finance acquisitions. Using cash to finance acquisitions may reduce the funds we have available for other corporate purposes. The issuance of common stock to finance acquisitions could be substantially dilutive to existing shareholders. Once we have acquired a business, the integration process may require changes in the operating technologies and strategies of the acquired business. For example, we could have difficulty integrating KnowX.com and Informed into our current business, including linking our databases to the newly acquired products. The integration of acquired businesses may also divert management's attention from its day to day responsibilities. Any difficulties we encounter in the integration process could reduce the earnings we generate from acquired businesses, which may have a material adverse effect on our business and results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         EIG's revenues increased 31.2% to $17,933 for the three months ended September 30, 1999, from $13,673 for the same period in 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. EIG's active customers (defined as customers accessing the system in a given month) increased 4.3% to 13.4 thousand at September 30, 1999, from 12.9 thousand at September 30, 1998. We imposed a service fee in the first quarter of 1999, which eliminated a number of unprofitable customers. PEG's revenues decreased 9.5% to $1,532 for the three months ended September 30, 1999, from $1,693 for the same period in 1998. Total consolidated revenues increased 26.7% to $19,465 for the three months ended September 30, 1999, from $15,366 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 28.5% to $7,348 for the three months ended September 30, 1999, from $5,718 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 41.0% for the three months ended September 30, 1999, from 41.8% for the same period in 1998. PEG's cost of revenues remained the same at $427 for the three months ended September 30, 1999 and 1998 and consists solely of the amortization costs associated with the purchase of the PEG's patents. Total consolidated cost of revenues increased 26.5% to $7,775 for the three months ended September 30, 1999, from $6,145 for the same period in 1998.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 91.1% to $3,443 for the three months ended September 30, 1999, from $1,802 for the same period in 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expenses increased to 19.2% for the three months ended September 30, 1999, from 13.2% for the same period in 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 55.6% to $1,200 for the three months ended September 30, 1999 from $771 for the same period in 1998. As a percentage of EIG's revenues, research and development expenses increased to 6.7% for the three months ended September 30, 1999, from 5.6% for the same period in 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development efforts. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 9.6% to $4,883 for the three months ended September 30, 1999, from $4,457 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG's revenues, general and administrative expenses decreased to 27.2% for the three months ended September 30, 1999, from 32.6% for the same period in 1998. PEG's general and administrative expenses increased to $265 for the three months ended September 30, 1999, from $242 for the same period in 1998. Total consolidated general and administrative expenses increased 9.6% to $5,148 for the three months ended September 30, 1999, from $4,699 for the same period in 1998.

OPERATING PROFIT

         EIG's operating profit increased 14.5% to $1,059 for the three months ended September 30, 1999, from $925 for the same period in 1998. This increase was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses. PEG's operating profit decreased 18.0% to $840 for the three months ended September 30, 1999, from $1,024 for the same period in 1998 due to a decrease in PEG's revenues. Total consolidated operating profit decreased 2.6% to $1,899 for the three months ended September 30, 1999, from $1,949 for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         EIG's revenues increased 34.4% to $52,528 for the nine months ended September 30, 1999, from $39,073 for the same period in 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. EIG's active customers (defined as customers accessing the system in a given month) increased 4.3% to 13.4 thousand at September 30, 1999, from 12.9 thousand at September 30, 1998. We imposed a service fee in the first quarter of 1999, which eliminated a number of unprofitable customers. PEG's revenues decreased 9.2% to $4,681 for the nine months ended September 30, 1999, from $5,153 for the same period in 1998. Total consolidated revenues increased 29.4% to $57,209 for the nine months ended September 30, 1999, from $44,226 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 25.2% to $21,676 for the nine months ended September 30, 1999, from $17,310 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 41.3% for the nine months ended September 30, 1999, from 44.3% for the same period in 1998. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained substantially constant at $1,280 for the nine months ended September 30, 1999, compared to $1,281 for the same period in 1998, and consisted solely of the amortization of costs associated with the purchase of PEG's patents. Total consolidated cost of revenues increased 23.5% to $22,956 for the nine months ended September 30, 1999, from $18,591 for the same period in 1998.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 69.4% to $8,774 for the nine months ended September 30, 1999, from $5,180 for the same period in 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expenses increased to 16.7% for the nine months ended September 30, 1999, from 13.3% for the same period in 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 64.5% to $3,401 for the nine months ended September 30, 1999, from $2,068 for the same period in 1998. As a percentage of EIG's revenues, research and development expenses increased to 6.5% for the nine months ended September 30, 1999, from 5.3% for the same period in 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development efforts. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 20.1% to $14,008 for the nine months ended September 30, 1999, from $11,663 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG's revenues, general and administrative expenses decreased to 26.7% for the nine months ended September 30, 1999, from 29.8% for the same period in 1998. PEG's general and administrative expenses decreased to $790 for the nine months ended September 30, 1999, from $816 for the same period in 1998. Total consolidated general and administrative expenses increased 18.6% to $14,798 for the nine months ended September 30, 1999, from $12,479 for the same period in 1998.

OPERATING PROFIT

         EIG's operating profit increased 35.1% to $3,852 for the nine months ended September 30, 1999, from $2,852 for the same period in 1998. This increase was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses. Operating profit for the nine months ended September 30, 1999 included one-time merger-related costs of $817. Excluding the one-time merger-related costs, EIG's operating profit increased 63.7% to $4,669 for the nine months ended September 30, 1999. PEG's operating profit decreased 14.6% to $2,611 for the nine months ended September 30, 1999, from $3,056 for the same period in 1998 due to a decrease in PEG's revenue. Total consolidated operating profit increased 9.4% to $6,463 for the nine months ended September 30, 1999, from $5,908 for the same period in 1998.

INTEREST INCOME

         Net interest income was $1,322 the nine months ended September 30, 1999, compared to $1,818 for the same period in 1998. The decrease was due to lower cash and investment balances as our capital expenditures increased significantly throughout 1998, reducing our beginning cash balance in 1999.

INCOME TAXES

         Our effective income tax rate was 34% for the nine months ended September 30, 1999 compared to 34% for the same period in 1998. The effective tax rates for both of these periods were favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         Our net income increased 0.4% to $5,138 for the nine months ended September 30, 1999, from $5,120 for the same period in 1998. The increase was primarily due to the increase in the operating profit of EIG, offset by the reduced operating profit of PEG, reduced interest income during the period and the incurrence of non-recurring, merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $10,517 for the nine months ended September 30, 1999, compared to $7,130 for the same period in 1998. We had working capital at September 30, 1999 of $34,827 (including cash, cash equivalents and marketable securities of $26,167) compared to $53,922 (including cash, cash equivalents and marketable securities of $47,164) at December 31, 1998. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

         Capital expenditures were $8,501 for the nine months ended September 30, 1999, compared to $12,009 for the same period in 1998. These expenditures were primarily attributable to the acquisition of computer equipment and, in 1998, to leasehold improvements of our new facility in Boca Raton, Florida. We anticipate additional capital expenditures during the next two fiscal years related to the upgrade of our database capabilities, which we intend to fund entirely through our cash flows from operations.

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

         The Year 2000 Issue could also affect the KnowX.com and Informed businesses, which we acquired from Information America, Inc. In connection with our acquisition of KnowX.com and Informed, we conducted a Year 2000 due diligence review of these products. Based on our review, we believe KnowX.com and Informed are substantially Year 2000 compliant. In addition, the agreement with Information America contains a representation that all of the technology included in the assets we purchased and necessary to operate the KnowX.com and Informed businesses is Year 2000 compliant.

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

PRODUCT SOFTWARE USED BY OUR CUSTOMERS

         Our product software is divided into two types: software written by us and commercial software written by third parties. The following is an update on the Year 2000 status of each of these areas:

o        SOFTWARE WRITTEN BY US.

         Preliminary date forward testing revealed that software written by us is Year 2000 compliant. Two software programs important to our business and operations, AutoTrackPLUSSM and AutoTrackXPSM, have been successfully tested for Year 2000 compliance.

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

NON-INFORMATION TECHNOLOGY SYSTEMS

         INTERNET CONNECTIVITY. We rely on telecommunications service providers to connect us to the Internet. If our service providers' systems were not Year 2000 compliant and failed, we could be prevented from receiving orders or delivering search results. By December 31, 1999, we intend to be working with three internet service providers, each of whom could exclusively service our business. We believe that at least one of our three telecommunications service providers will be Year 2000 compliant, however, there can be no assurance that all three or any of the three will be Year 2000 ready.

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

SUMMARY

         We expect to be fully Year 2000 compliant by the end of November 1999. Given our efforts to identify and address our Year 2000 Issues, we do not believe that Year 2000 Issues will have a material adverse effect on our business, results of operations, or financial condition. We estimate that the total cost of addressing our Year 2000 Issue will be approximately $300. All costs associated with the remediation of the Year 2000 Issue will be expensed as incurred. We will develop a contingency plan for dealing with Year 2000
Issues by December 1999.

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

         We also have brought a lawsuit against High Tech Data Services and its affiliates and principals, with whom we had a non-competition and non-disclosure agreement. We believe, and our lawsuit alleges, that High Tech Data Services violated the non-competition and non-disclosure agreement, infringed our trade and service marks and misappropriated our trade secrets. On October 27, 1999, the court isued a summary judgement in favor of the Defendants in the lawsuit. The Company plans to file an appeal of the summary judgement.


         From time to time, we are involved in litigation in the ordinary course of business, including litigation in connection with non-competition agreements our employees sign and the alleged infringement of intellectual property rights. Except the IRSC and High Tech Data Services litigations discussed above, we are not currently involved in, and do not know of, any material litigation against us.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1*    Financial Data Schedule (for  SEC use only)

         (b)      Reports on Form 8-K

         The Company has filed the following reports on Form 8-K during the period covered by this report: (i) Form 8-K dated August 20, 1999 and filed on September 3, 1999 and (ii) Form 8-K dated August 12, 1999 and filed on August 13, 1999.

                  The 8-K filed on September 3, 1999, was filed to report the purchase from Information America, Inc. ("Information America"), a Georgia corporation, of its Online Public Records business unit and its KnowX.com business unit pursuant to the Asset Purchase Agreement entered into as of August 20, 1999, among West Publishing, Information America and the Company.

                  The 8-K filed on August 13, 1999, was filed to report the resignation of Charles A. Lieppe as President, Chief Executive Officer and a Director of the Company due to personal reasons and the appointment of Ronald Fournet, the Company's Chief Information and Technology Officer, as President and Chief Executive Officer.

-----------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DBT ONLINE, INC.

                        /s/ TIMOTHY M. LEONARD
                        ----------------------------------------------
                        TIMOTHY M. LEONARD
                        Vice President, Finance, Treasurer and
                        Chief Financial Officer
                        (Duly authorized officer and
                        chief financial officer)

Date November 15, 1999