Form 10-Q/A
period 1999-09-30
DBT ONLINE INC
filed 2000-03-07
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to ______________


                         Commission file number   1-13333
                                               ------------


                                DBT ONLINE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                85-0439411
  ----------------------------------          ---------------------------------
     (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


                        5550 W. FLAMINGO ROAD, SUITE B-5
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                             LAS VEGAS, NEVADA 89103
--------------------------------------------------------------------------------


                                 (702) 257-1112
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

                                DBT ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

PART I FINANCIAL INFORMATION


     Item 1.   FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998......................................................................       3

          Consolidated Statements of Operations for the Three Months Ended September 30, 1999
             and 1998...................................................................................       4

          Consolidated Statements of Operations for the Nine Months Ended September 30, 1999
             and 1998...................................................................................       5

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
             and 1998...................................................................................       6

          Notes to Consolidated Financial Statements....................................................       7

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................      11

PART II OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS........................................................................      21

     Item 2.   CHANGES IN SECURITIES....................................................................      21

     Item 3.   DEFAULTS UPON SENIOR SECURITIES..........................................................      21

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................      21

     Item 5.   OTHER INFORMATION........................................................................      21

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................      21

Signature...............................................................................................      23

EXHIBIT

          Exhibit 27.1 Financial Data Schedule..........................................................     E-1




                     Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


DBT Online, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                        At September 30,      At December 31,
                                                                               1999                 1998
                                                                        ----------------      ---------------
                                                                   (As restated, see Note 7)
                                                                          (Unaudited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   7,394             $  21,324
  Accounts receivable, less allowance: September 30, 1999 - $741
    December 31, 1998 - $399                                                   12,501                 9,409
  Short-term investments                                                       18,773                25,840
  Prepaid expenses and other current assets                                     3,247                 2,422
  Prepaid income taxes                                                            229
                                                                            ---------             ---------
          Total current assets                                                 42,144                58,995
Property and equipment, net                                                    23,329                18,806
Patents, less amortization: September 30, 1999 - $5,284
  December 31, 1998 - $4,012                                                    8,559                 9,830
Goodwill, less amortization: September 30, 1999 - $1,883
  December 31, 1998 - $1,170                                                   29,112                 4,637
Other assets                                                                      129                   103
                                                                            ---------             ---------
TOTAL ASSETS                                                                $ 103,273             $  92,371
                                                                            =========             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $   5,839             $   3,273
  Due to other patent interest holders                                          1,780                 1,394
  Income taxes payable                                                                                  406
                                                                            ---------             ---------
          Total current liabilities                                             7,619                 5,073

DEFERRED INCOME TAXES                                                           3,026                 3,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value. 5,000 shares
    authorized; no shares issued or outstanding
  Common stock, $.10 par value. 100,000 shares authorized
    19,084 shares and 18,906 shares issued and outstanding
    at September 30, 1999 and December 31, 1998, respectively                   1,909                 1,890
  Additional paid-in capital                                                   74,907                69,559
  Retained earnings                                                            16,093                12,444
  Accumulated other comprehensive loss                                           (281)
                                                                            ---------             ---------
          Total stockholders' equity                                           92,628                83,893
                                                                            ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 103,273             $  92,371
                                                                            =========             =========



See notes to consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                           1999                  1998
                                                        ---------             ----------
                                                (As restated, see Note 7)
                                                       (Unaudited)           (Unaudited)
Revenues                                                 $ 17,933             $ 13,672
Patent royalties                                            1,532                1,693
                                                         --------             --------
       Total revenues and royalties                        19,465               15,365
                                                         --------             --------

Cost of revenues                                            7,775                6,146
Sales and marketing                                         3,443                1,802
Research and development                                    1,200                  771
General and administrative                                  6,841                4,698
                                                         --------             --------
       Total expenses                                      19,259               13,417
                                                         --------             --------
Income from operations                                        206                1,948
Interest income, net                                          419                  714
                                                         --------             --------
Income before income taxes                                    625                2,662
Provision for income taxes                                    662                  902
                                                         --------             --------
       Net (loss) income                                 $    (37)            $  1,760
                                                         ========             ========

Net (loss) income per common share  (basic)              $  (0.00)            $   0.09
                                                         ========             ========
Weighted average shares outstanding (basic)                19,043               18,906
                                                         ========             ========

Net (loss) income per common share  (diluted)            $  (0.00)            $   0.09
                                                         ========             ========
Weighted average shares outstanding (diluted)              19,043               19,487
                                                         ========             ========






See notes to consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)



                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                           1999                1998
                                                        --------            ----------
                                                (As restated, see Note 7)
                                                      (Unaudited)          (Unaudited)
Revenues                                                 $52,528            $39,073
Patent royalties                                           4,681              5,153
                                                         -------            -------
       Total revenues and royalties                       57,209             44,226
                                                         -------            -------

Cost of revenues                                          22,956             18,591
Sales and marketing                                        8,774              5,180
Research and development                                   3,401              2,068
General and administrative                                16,491             12,479
Merger and acquisition costs                                 817
                                                         -------            -------
       Total expenses                                     52,439             38,318
                                                         -------            -------
Income from operations                                     4,770              5,908
Interest income, net                                       1,322              1,818
                                                         -------            -------
Income before income taxes                                 6,092              7,726
Provision for income taxes                                 2,524              2,606
                                                         -------            -------
       Net income                                        $ 3,568            $ 5,120
                                                         =======            =======

Net income per common share  (basic)                     $  0.19            $  0.27
                                                         =======            =======
Weighted average shares outstanding (basic)               18,979             18,899
                                                         =======            =======
Net income per common share  (diluted)                   $  0.18            $  0.26
                                                         =======            =======
Weighted average shares outstanding (diluted)             20,039             19,667
                                                         =======            =======




See notes to consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                      Nine Months Ended September 30,
                                                                      ---------             ---------
                                                                         1999                  1998
                                                                      ---------             ---------
                                                              (As restated, see Note 7)
                                                                      (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  3,568             $  5,120
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         6,568                5,315
    Deferred taxes                                                         (379)                (361)
    Stock issued for employee benefit plan                                  307
    Stock compensation expense                                            1,268
Changes in operating assets and liabilities:
    Accounts receivable                                                  (2,193)              (2,737)
    Prepaid expenses and other current assets                              (818)              (1,056)
    Accounts payable and accrued liablities                               2,445                  728
    Due to other patent interest holders                                    386                  324
    Income taxes payable                                                   (635)                (203)
                                                                       --------             --------
        Net cash provided by operating activities                        10,517                7,130
                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchased                                       (8,501)             (12,009)
  Cash paid for acquisition, net of cash acquired                       (25,436)
  (Increase) decrease in other assets                                       (23)                 185
  Proceeds from maturity of investments                                   6,786               31,686
                                                                       --------             --------
        Net cash (used in) provided by investing activities             (27,174)              19,862
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                 3,334                  172
  Payments on long-term debt                                               (607)
                                                                       --------             --------
        Net cash provided by financing activities                         2,727                  172
                                                                       --------             --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (13,930)              27,164

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         21,324                7,913
                                                                       --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  7,394             $ 35,077
                                                                       ========             ========




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

         The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding were 1,060,681 and 768,326 for the nine months ended September 30, 1999 and 1998, respectively. The additional 1,136,000 weighted-average shares for stock options which would have been included in the diluted weighted-average shares outstanding for the three months ended September 30, 1999 were excluded from the calculation because their inclusion would be antidilutive. The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding was 580,851 for the three months ended September 30, 1998.

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

         Unaudited pro-forma results of operations, assuming the acquisition of KnowX.com and Informed occurred as of the beginning of 1998, after giving effect to certain adjustments such as interest and amortization of goodwill resulting from the acquisition, are summarized as follows:

                                           Nine Months Ended     Nine Months Ended
                                           September 30, 1999   September 30, 1998
                                           ------------------   ------------------
         Net revenue                             $67,020            $49,998
                                                 =======            =======
         Income before income taxes              $ 3,946            $ 6,448
                                                 =======            =======
         Net income                              $ 2,152            $ 4,277
                                                 =======            =======
         Earnings per share (diluted)            $  0.11            $  0.22
                                                 =======            =======


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

         As a result of the IRSC Merger, each share of IRSC common stock was converted into the right to receive approximately 1.43 shares of Company common stock or 432,346 common shares of the Company in the aggregate. The IRSC Merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IRSC Merger have been restated to include the results of IRSC for all periods presented. Details of the results of operations of the Company and IRSC for the three months ended March 31, 1999 (the end of the interim period nearest the date that the combination was consummated) and the nine months ended September 30, 1998 is as follows:

                                Three Months Ended   Nine Months Ended
                                  March 31, 1999     September 30, 1998
                                ------------------   ------------------
         Revenues:
         Company                      $16,442            $39,040
         IRSC                           1,746              5,186
                                      -------            -------
                  Combined            $18,188            $44,226
                                      =======            =======
         Net income:
         Company                      $ 1,871            $ 3,462
         IRSC                              79                106
                                      -------            -------
                  Combined            $ 1,950            $ 3,568
                                      =======            =======



NOTE 3.  COMPREHENSIVE INCOME

         Comprehensive (loss) income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                   Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 ---------------------       --------------------
                                                   1999         1998           1999          1998
                                                 -------       -------       -------      -------
         Net income                              $   (37)      $ 1,760       $ 3,568      $ 5,120
         Adjustment to reconcile net income
           to total comprehensive income:
         Unrealized loss on investments              (58)                       (281)
                                                 -------       -------       -------      -------
         Comprehensive (loss) income             $   (95)      $ 1,760       $ 3,287      $ 5,120
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

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                            1999                 1998
                                                                          --------             --------
         Revenues:
         Electronic information                                           $ 52,528             $ 39,073
         Patent enforcement                                                  4,681                5,153
                                                                          --------             --------
             Consolidated revenues                                        $ 57,209             $ 44,226
                                                                          ========             ========

         Operating profit:
         Electronic information                                           $  3,997             $  3,854
         Patent enforcement                                                  2,611                3,056
                                                                          --------             --------
         Segment operating profit                                            6,608                6,910
         Interest income                                                     1,322                1,818
         General corporate expense                                          (1,838)              (1,002)
                                                                          --------             --------
             Consolidated income before income taxes                      $  6,092             $  7,726
                                                                          ========             ========

         Capital expenditures:
         Electronic information                                           $  8,499             $ 12,002
         Patent enforcement                                                      2                    7
                                                                          --------             --------
             Consolidated capital expenditures                            $  8,501             $ 12,009
                                                                          ========             ========

         Depreciation and amortization of identifiable assets:
         Electronic information                                           $  5,288             $  4,034
         Patent enforcement                                                  1,280                1,281
                                                                          --------             --------
             Consolidated depreciation and amortization                   $  6,568             $  5,315
                                                                          ========             ========


                                                                           As of                As of
                                                                       September 30,        December 31,
                                                                            1999                 1998
                                                                       -------------        -------------
         Identifiable assets:
         Electronic information                                           $ 65,992             $ 33,572
         Patent enforcement                                                 11,626               18,769
                                                                          --------             --------
             Total identifiable assets                                      77,618               52,341
         General corporate assets                                           25,655               40,030
                                                                          --------             --------
             Consolidated assets                                          $103,273             $ 92,371
                                                                          ========             ========


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

NOTE 7.  RESTATEMENT

         Subsequent to the issuance of the Company's September 30, 1999 financial statements, the Company's management determined that it had not recorded charges that it had incurred during the third quarter of 1999 in connection with a severance agreement related to the resignation of its former CEO, as well as related stock compensation expense in connection with both the resignation of the former CEO and a Director. As a result, the September 30, 1999 financial statements have been restated from the amounts previously reported to reflect these charges for the severance agreement and related stock compensation expense. A summary of the significant effects of the restatement is as follows:

                                                         AS PREVIOUSLY
                                                             REPORTED     AS RESTATED
                                                          -------------   -----------
         At September 30, 1999:

         Prepaid income taxes                                $    106      $    229
         Accounts payable and accrued liabilities               5,414         5,839
         Additional paid-in capital                            73,639        74,907
         Retained earnings                                     17,663        16,093

         For the three months ended September 30, 1999:

         General and administrative expenses                    5,148         6,841
         Income before income taxes                             2,318           625
         Net income (loss)                                      1,533           (37)
         Earnings per share (basic)                               .08          (.00)
         Earnings per share (diluted)                             .08          (.00)

         For the nine months ended September 30, 1999:

         General and administrative expenses                   14,798        16,491
         Income before income taxes                             7,785         6,092
         Net income                                             5,138         3,568
         Earnings per share (basic)                               .27           .19
         Earnings per share (diluted)                             .26           .18




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

         Subsequent to the issuance of the Company's September 30, 1999 financial statements, the Company's management determined that it had not recorded charges that it had incurred during the third quarter of 1999 in connection with a severance agreement related to the resignation of its former CEO, as well as related stock compensation expense in connection with both the resignation of the former CEO and a Director. As a result, the September 30, 1999 financial statements have been restated from the amounts previously reported to reflect these charges for the severance agreement and related stock compensation expense. The effects of the restatement are presented in Note 7 to the consolidated financial statements and have been reflected herein.

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

FACTORS AFFECTING OUR BUSINESS CONDITION

         In addition to the factors discussed in the Overview and Liquidity and Capital Resources sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the following additional factors may affect our business condition and future results:

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

         DURING THE FIRST HALF OF 1999, SOME OF OUR LAW ENFORCEMENT CUSTOMERS SUSPENDED USE OF OUR PRODUCTS AND SERVICES THOUGH ONE OF THESE LAW ENFORCEMENT CUSTOMERS RECENTLY LIFTED ITS SUSPENSION, FURTHER SUSPENSION OF USE OF OUR PRODUCTS AND SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND REPUTATION.

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

         OUR ARRANGEMENTS WITH DATA SUPPLIERS ARE NON-EXCLUSIVE, WHICH MAKES US VULNERABLE TO COMPETITION, AND GENERALLY SHORT-TERM, WHICH MAKES US SUSCEPTIBLE TO PRICE INCREASES OR NON-RENEWAL.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         EIG's revenues increased 31.2% to $17,933 for the three months ended September 30, 1999, from $13,672 for the same period in 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. EIG's active customers (defined as customers accessing the system in a given month) increased 4.3% to 13.4 thousand at September 30, 1999, from 12.9 thousand at September 30, 1998. We imposed a service fee in the first quarter of 1999, which eliminated a number of unprofitable customers. PEG's revenues decreased 9.5% to $1,532 for the three months ended September 30, 1999, from $1,693 for the same period in 1998. Total consolidated revenues increased 26.7% to $19,465 for the three months ended September 30, 1999, from $15,365 for the same period in 1998.

COST OF REVENUES

         EIG's cost of revenues increased 28.5% to $7,348 for the three months ended September 30, 1999, from $5,719 for the same period in 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 41.0% for the three months ended September 30, 1999, from 41.8% for the same period in 1998. PEG's cost of revenues remained the same at $427 for the three months ended September 30, 1999 and 1998 and consists solely of the amortization costs associated with the purchase of the PEG's patents. Total consolidated cost of revenues increased 26.5% to $7,775 for the three months ended September 30, 1999, from $6,146 for the same period in 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 47.5% to $6,576 for the three months ended September 30, 1999, from $4,456 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. In addition, EIG's general and administrative expenses for the three months ended September 30, 1999 include $1,693 related to special charges for a severance agreement and related stock compensation expense in connection with the resignation of our former CEO and a Director. As a percentage of EIG's revenues, general and administrative expenses increased to 36.7% for the three months ended September 30, 1999, from 32.6% for the same period in 1998. PEG's general and administrative expenses increased to $265 for the three months ended September 30, 1999, from $242 for the same period in 1998. Total consolidated general and administrative expenses increased 45.6% to $6,841 for the three months ended September 30, 1999, from $4,698 for the same period in 1998.

OPERATING PROFIT

         EIG reported an operating loss of $634 for the three months ended September 30, 1999, compared to a $925 operating profit for the same period in 1998. This decrease was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses including the severance and related compensation expense in connection with the resignation of our former CEO and a Director. PEG's operating profit decreased 18.0% to $840 for the three months ended September 30, 1999, from $1,024 for the same period in 1998 due to a decrease in PEG's revenues. Total consolidated operating profit decreased 89.4% to $206 for the three months ended September 30, 1999, from $1,949 for the same period in 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 34.6% to $15,701 for the nine months ended September 30, 1999, from $11,663 for the same period in 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure and the special charges from a severance agreement and related stock compensation expense in connection with the resignation of our former CEO and a Director. As a percentage of EIG's revenues, general and administrative expenses remained relatively the same at 29.9% for the nine months ended September 30, 1999, from 29.8% for the same period in 1998. PEG's general and administrative expenses decreased to $790 for the nine months ended September 30, 1999, from $816 for the same period in 1998. Total consolidated general and administrative expenses increased 32.2% to $16,491 for the nine months ended September 30, 1999, from $12,479 for the same period in 1998.

  OPERATING PROFIT

         EIG's operating profit decreased 24.3% to $2,159 for the nine months ended September 30, 1999, from $2,852 for the same period in 1998. This decrease was attributable to the continued growth in revenues offset by increased cost of revenues and other operating expenses and, in particular, the severance and related stock compensation expense in connection with the resignation of our former CEO and a Director. Operating profit for the nine months ended September 30, 1999 included one-time merger-related costs of $817 and severance and stock compensation expense of $1,693. Excluding the one-time merger-related costs, severance and stock compensation expense, EIG's operating profit increased 63.7% to $4,669 for the nine months ended September 30, 1999. PEG's operating profit decreased 14.6% to $2,611 for the nine months ended September 30, 1999, from $3,056 for the same period in 1998 due to a decrease in PEG's revenues. Total consolidated operating profit decreased 19.3% to $4,770 for the nine months ended September 30, 1999, from $5,908 for the same period in 1998.

INTEREST INCOME

         Net interest income was $1,322 the nine months ended September 30, 1999, compared to $1,818 for the same period in 1998. The decrease was due to lower cash and investment balances as our capital expenditures increased significantly throughout 1998, reducing our beginning cash balance in 1999.

INCOME TAXES

         Our effective income tax rate was 41% for the nine months ended September 30, 1999 compared to 34% for the same period in 1998. The effective tax rates for both of these periods were favorably impacted by non-taxable interest income and reduced state income taxes. The 1999 effective tax rate was adversely affected by non-deductible stock compensation expense recorded in the third quarter.

NET INCOME

         Our net income decreased 30.3% to $3,568 for the nine months ended September 30, 1999, from $5,120 for the same period in 1998. The decrease was primarily due to the decrease in operating profit of EIG and PEG, reduced interest income during the period, the occurrence of non-recurring, merger-related and severance and stock compensation expense, and an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $10,517 for the nine months ended September 30, 1999, compared to $7,130 for the same period in 1998. We had working capital at September 30, 1999 of $34,525 (including cash, cash equivalents and marketable securities of $26,167) compared to $53,922 (including cash, cash equivalents and marketable securities of $47,164) at December 31, 1998. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

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

         We also have brought a lawsuit against High Tech Data Services and its affiliates and principals, with whom we had a non-competition and non-disclosure agreement. We believe, and our lawsuit alleges, that High Tech Data Services violated the non-competition and non-disclosure agreement, infringed our trade and service marks and misappropriated our trade secrets. On October 27, 1999, the court issued a summary judgement in favor of the Defendants in the lawsuit. The Company plans to file an appeal of the summary Judgement.

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


                                 DBT ONLINE, INC.



                                 /s/ Judith D. Brown
                                ----------------------------------------------
                                 JUDITH D. BROWN
                                 (Principal Accounting Officer)



                                 /s/ J. Henry Muetterties
                                ----------------------------------------------
                                 J. HENRY MUETTERTIES
                                (Vice President General Counsel and Secretary)



Date March 7, 2000