Form 10-K
period 1999-12-31
DBT ONLINE INC
filed 2000-03-10
CIK 1010138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $ 213,302,770.

As of March 1, 2000, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 20,145,094.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I

Item 1.           Business .......................................................................................    4

Item 2.           Properties .....................................................................................   13

Item 3.           Legal Proceedings...............................................................................   14

Item 4.           Submission of Matters to a Vote of Security Holders.............................................   15


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...........................   16

Item 6.           Selected Financial Data ........................................................................   17

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ......................................................................   19

Item 7a.          Quantitative and Qualitative Disclosures about Market Risk......................................   25

Item 8.           Financial Statements and Supplementary Data.....................................................   28

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure. ......................................................................   43

PART III

Item 10.          Directors and Executive Officers of the Registrant..............................................   44

Item 11.          Executive Compensation .........................................................................   47

Item 12.          Security Ownership of Certain Beneficial Owners and Management..................................   52

Item 13.          Certain Relationships and Related Transactions..................................................   53


PART IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.........................................................................   54

                  Signatures .....................................................................................   56


                           FORWARD-LOOKING STATEMENTS

    Information included or incorporated by reference in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

    This report contains forward-looking statements that address, among other things, the integration of acquisitions, limited experience with Internet business, growth strategy, computer system capabilities, availability of data and customer demand. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Factors Affecting our Business Condition" and matters described in this Form 10-K generally.

PART I

ITEM 1.  BUSINESS

    We are a leading nationwide provider of organized online public records data and other information. We believe that our database is one of the country's largest depositories of public records and other public information, containing more than 5 billion records with more than 25 terabytes of data storage capacity. Our customers are able to access and search our database 24 hours a day, 365 days a year through our Internet websites or over a modem connection. Our files store various kinds of information on individuals, businesses and assets, including:

INFORMATION ON INDIVIDUALS         INFORMATION ON BUSINESSES AND ASSETS
o first and last names             o corporation records
o current and past addresses       o real property records
o known associates and relatives   o motor vehicles records
o telephone numbers                o liens, judgments and bankruptcies
o professional licenses            o UCC filings
                                   o other assets

    Our proprietary software tools allow our customers to quickly and cost-effectively search our large database for information. Starting with very little information, such as a name or address, our customers can locate and build an extensive profile which we are able to generate into comprehensive, easy-to-read reports.

    We currently have more than 15,000 customers utilizing our AutoTrack services and products, consisting primarily of insurance companies, law firms, private investigators, law enforcement and government agencies. Our customers use our online information services to detect fraudulent activity, assist law enforcement efforts, locate people and assets and verify information and identities. From 1996 to 1999, our revenues from our Electronic Information Group increased from $22.6 million to $72.8 million, representing a compound annual growth rate of 48%, and our EBITDA increased from $3.9 million to $12.5 million, also representing a compound annual growth rate of 48%. Since 1996, we have successfully introduced new services and technologies to our customers and have completed several complementary acquisitions.

    In September 1999, we acquired KnowX.com and Informed from Information America, Inc. KnowX.com is a leading Internet-based public record research tool for consumers and small office users. Informed offers qualified users, including commercial lending and leasing companies, access to public information through the Internet or dial-up modems. We believe our acquisition of KnowX.com and Informed will expand and diversify our customer base and allow us to further market our products to the rapidly growing population of Internet users.

MARKET OVERVIEW

    The market for public information includes both public records and publicly available information. Public records primarily include information from governmental entities or agencies, such as names and addresses of individuals and corporations, driving records, court records, bankruptcy filings, lien filings and real property records. Publicly available information includes data such as professional licenses and residence directories. As the sources of this information are often geographically dispersed and the information is available in many different forms, locating and aggregating this information is a time-consuming, costly and challenging task. Moreover, verifying the data and organizing it into a useful format presents additional difficulty. We believe that, given the fragmented nature of public records and other publicly available information, the ability to effectively aggregate the data and generate easy to read reports in a timely manner represents a high value-added service.

    Historically, the primary users of public records have been law enforcement and other governmental agencies, law firms, insurance companies and licensed investigation companies. These entities use public records to assist them to investigate fraudulent and criminal activity, locate individuals and research businesses and assets. As an example of the significant amount of fraud that occurs each year, according to a 1996 survey by The Conning Company, more than $120 billion is lost through insurance fraud each year in the United States, including $20 billion in property, casualty and life insurance fraud and $95 billion in healthcare insurance fraud. We believe that businesses will expand their efforts to combat fraud, increasing the demand for public information services in these markets and continuing to represent a significant growth opportunity.

    In recent years, additional types of customers, including small businesses, consumers and larger corporate customers, have been using online public records in the ordinary course of their business to verify personal information and to search for information related to individuals or businesses. We believe these new market opportunities will create additional demand for online public information search and retrieval services.

    We also believe that providers of online information services are well positioned to participate in the significant growth associated with Internet commerce. The growth of the Internet as a global medium for communication and information exchange is expected to continue to increase demand for content and services that are accessed and delivered through web-based media. According to International Data Corporation, the number of Internet users worldwide is expected to grow from 159 million at the end of 1998 to an estimated 510 million in 2003. International Data Corporation also estimates that the total value of goods and services purchased over the Internet worldwide will grow from approximately $50.4 billion in 1998 to approximately $1.3 trillion by the end of 2003. This growth is due in part to a user's ability to efficiently and rapidly search the Internet to access and manipulate information from a wide variety of sources. Through electronic commerce, these information services can be accessed and delivered online in a quick, easy, and inexpensive manner. We believe that the growth in web-based activity combined with the increasing demand for public records from both new and existing markets will support significant growth for comprehensive and organized on-line methods for accessing public information.

STRATEGY

    Our business objective is to be the leading provider of organized online public information to the corporate, consumer and governmental markets, while enhancing proprietary customer data with public information in our database. To achieve this objective, we intend to continue to develop long-term customer relationships and maintain a high level of customer satisfaction, which we believe will result in additional recurring revenues from our existing products and an enhanced ability to introduce new products. Key elements of our strategy are to:

   DEVELOP NEW PRODUCTS AND APPLICATIONS UTILIZING OUR LARGE INFORMATION
   DATABASE

    We believe that we maintain one of the largest databases of public information in the United States, which is enhanced by proprietary technology that makes data retrieval fast and efficient. Our existing database of public records and information, which we continually update and expand, presents opportunities to develop new products and services at a relatively low incremental cost. We will seek to capitalize on our relatively fixed investment in our existing database by continuing to develop new applications that use this data to tailor services to the needs of particular customers. For example, the Los Angeles County Sheriff's Department asked us to develop a tool for finding up-to-date addresses of individuals who were the subject of arrest warrants. In response, we developed the CLAWS(sm) system, which performs daily searches of our large databases. We are currently marketing the CLAWS system to our other law enforcement customers. Similarly, we recently completed a large project designed to detect voter fraud for the state of Florida and are currently marketing this service to other states. We will pursue similar additional opportunities to fully utilize our existing database. In addition to developing new applications, we believe that we can supply public records and information on a wholesale basis to Internet-based businesses. For example, we recently entered into an agreement to supply a minimum of $20 million of data to US SEARCH over the term of the five and one half year agreement.

   EXPAND OUR CUSTOMER BASE BY ENTERING NEW MARKETS

    We believe our existing product portfolio, including those products obtained through recent acquisitions, will allow us to aggressively pursue new market opportunities. We have specifically identified and intend to pursue growth opportunities within the consumer, lending/leasing and pre-employment screening markets. We believe that our acquisition of KnowX.com gives us a significant presence in the large and rapidly growing consumer and small office markets. KnowX.com provides these customers with a low cost method of researching important purchases, such as checking the history and ownership of a home, before making a purchase decision. We are also currently introducing online screening and selection services to these markets which will allow customers to instantly verify the identity of individuals with whom they are conducting business on the Internet. Our acquisition of Informed provides us with an established relationship with commercial lending and leasing companies. Lastly, through our acquisition of Insight, we intend to vigorously pursue customers in the pre-employment screening market, providing both detailed verification and screening and selection services. We will continue to seek additional opportunities to deliver our existing product offerings to new markets.

   DEVELOP MORE EFFICIENT DELIVERY METHODS TO FURTHER PENETRATE EXISTING MARKETS

    We continually seek to enhance our relationships with existing customers by developing more efficient methods for the delivery and presentation of our products. We recently introduced AutoTrackXP(sm) Online Services, a Windows compatible product with an HTML-based interface. AutoTrackXP allows customers to access our products using off-the-shelf web browser technology commonly found on today's personal computers. We believe that the improved efficiency and ease of access to our products afforded by AutoTrackXP will significantly expand the number of customers using our products in industries we presently serve. In addition to utilizing our browser technology, we expect to utilize our recently-acquired CaseLINK technology to enhance the presentation of our reports. CaseLINK converts our data into graphic illustrations that helps users visualize relationships among people, businesses, vehicles and other assets, creating user-friendly reports that we believe will contribute to increased use of our products. We intend to continue to focus on improving the delivery and presentation of our products, which we believe will increase usage of our services by our customers.

   DEVELOP DECISIONING TOOLS TO HELP CUSTOMERS EVALUATE DATA

    We are currently working to develop technologies that qualitatively and quantitatively evaluate the records and information retrieved by our customers, particularly in the insurance and health care industries. We believe that these tools will assist customers in predicting patterns of behavior, which will allow them to more effectively prevent fraudulent activity. We expect to use this technology to link our products with customers' specific claims files or databases to develop decision-making templates to identify potential fraudulent claims before any payments are made with respect to those claims. We believe these product development efforts will allow us to provide customized, comprehensive solutions to our customers, complementing our current product offerings and significantly increasing the value-added nature of our products.

   PURSUE STRATEGIC ACQUISITIONS OF COMPLEMENTARY BUSINESSES

    We continuously monitor and consider opportunities to expand our customer base and acquire new products and technologies through acquisitions of complementary businesses or assets. We recently completed an acquisition of WinSHAPES, through which we obtained the CaseLINK technology, and a merger with IRSC, which provided us with pre-employment screening capabilities. We also recently acquired KnowX.com and Informed, which we believe will enable us to establish a significant presence in the consumer, small office and commercial lending and leasing markets. We intend to continue to pursue additional strategic acquisitions that enhance our products and technologies and expand our customer base.

DATABASES AND OPERATIONS

   DATABASES

    With 25 terabytes of data storage capacity and over 5 billion records, our databases contain public records, publicly available information and other non-public information gathered from governmental and private data sources. The information stored in our files includes first and last names, current and past addresses, known associates and relatives, telephone numbers, professional licenses, corporation records, liens, judgments, bankruptcies, UCC filings and records for real estate, motor vehicles, and other assets. While each file or source may contain information that is geographically or topically unique, we have created proprietary software that links the files to each other. Our proprietary software tools allow customers to perform searches starting with very little information, and by cross-referencing our databases, generate an extensive profile built into one comprehensive, easy-to-read report. Customers conduct searches through all files, or through topical or geographical files, to retrieve possible matches to the subject of the search. For example, in order to perform a nationwide search for an individual who has a driver's license, our databases would search each state's driver's license file, matching similar names in a matter of seconds. Our software then is able to combine the retrieved information into an extensive profile on the subject of the search by cross-referencing data received from the initial search with other records regarding the same individual in our databases.

    Customers can customize their search results in any number of ways. Some of our customers provide us with their own proprietary data for the retrieval of cross-referenced or similar data in our databases. Our software is able to build a profile with information tailored to the customer's request. Using our software, our databases will retrieve persons or assets associated with the subject of the search, such as persons living at the same address, and add associated information to a profile. Our software also has the ability to sort through a comprehensive profile and generate a report which identifies, in graphics or in writing, the relationships between people, assets or other information which appears in a report. We have bundled many of our software tools into specific products to facilitate frequently run searches. The following represent our larger, more frequently accessed files, which we also intend to use in conjunction with products we may acquire in the future.

    o RECORDS ON INDIVIDUALS. We maintain information on millions of individuals throughout the United States, including current and previous addresses, neighbors, dates of birth, and other information.

    o RECORDS ON CORPORATIONS. We maintain information on active and inactive businesses, based on Secretary of State filings in 43 states, including officers, directors, registered agents, corporate status and federal employment identification numbers.

    o PROPERTY RECORDS. Our property records include information on real property from over 1,100 counties located in 43 states and the U.S. Virgin Islands, such as mailing address, parcel number, assessed values, recent and prior sales prices and property narratives.

    o VEHICLE RECORDS. Our vehicle records include information on vehicle registrations in 32 states, including the owner's name and address, description, title information, vehicle identification number, lienholder information, and historical data.

    o RECORDS ON DRIVERS. We maintain information on drivers' licenses issued in 18 states, including drivers' license numbers, addresses, dates of birth and zip codes.

    o RECORDS ON LIENS, JUDGMENTS AND BANKRUPTCIES. We maintain information on business and consumer bankruptcies in all 50 states and we maintain files on federal and state tax liens and civil judgments in 31 states.

    o UCC FILINGS. We maintain UCC lien filing information for 44 states, including debtor, secured party, address, state, assignee, collateral, filing number and filing date.

    o PROFESSIONAL LICENSES. We maintain professional licensing records from 46 states, including license categories, license numbers, business and licensee names and addresses. We also have FAA pilots licenses and DEA-controlled substance licenses in all 50 states.

    o TELEPHONE NUMBERS. We maintain listings from all white page and yellow page directories published nationwide, including the name, address, city, state, zip, metropolitan statistical area (MSA) and for business listings the US Government Standard Industrial Classification code
        (SIC). We also provide gateway access to each of the regional Bell electronic directory assistance databases.

    We believe that the size and diversity of our databases are unmatched in the industry and, combined with our ability to quickly cross-reference between them, provide us with significant competitive advantages in the market place. We believe we are the only major online public information provider that maintains and continually refreshes historical information provided to us by our data suppliers. In many cases, we have archives of data dating back more than 10 years. We also believe that we maintain superior database quality in part because, while we do not revise data contents, we format each data file we receive in order to make it useable on our databases.

   HARDWARE CONFIGURATION

    We designed and built our existing proprietary computer configuration to create a mass-storage file system. While we currently use our proprietary hardware configuration, we recently purchased an open-architecture, complete mass-storage hardware and software system file system which we are in the process of implementing. Our new configuration will feature database software designed by Oracle that will run on a central processing unit produced by Sun Microsystems. EMC will provide the mass storage file system to store the libraries of information contained in our databases.

    We will phase in our new hardware configuration throughout the year 2000 in order to minimize the risk of service disruption. The implementation of our new hardware configuration will increase the speed of our data retrieval, the storage capacity of our databases and the long-term serviceability of our hardware, all of which will expand our capabilities to continue to service our growing customer base. Our new computer configuration will continue to offer our customers fast-index retrieval and real-time redundant fault tolerances.

   DATA SOURCES

    We obtain our data from the federal and state governments and from third party data aggregators. Many of our data suppliers send us computer diskettes, tapes or other mediums for data storage. We convert and format all of these data storage mediums for use with our products. We currently receive data from over 300 vendors, which include information from all 50 states, over 3,000 counties and approximately 1,500 government agencies. Leading domestic credit bureaus are our largest data suppliers. We also obtain site licenses and pay variable fees based on the frequency of our customers' access to our suppliers' databases. Our data costs are comprised of both fixed fee and variable fee arrangements.

    In order to protect our databases and to minimize the risk of service disruptions, we create daily back-up files of the raw data in our databases, our customers' offline search inquiries and results, saved reports and logged transactions. We also operate a second system that is redundant to our primary data retrieval system. In addition, we house our primary and secondary databases in separate buildings. Our building planners have advised us that our buildings are substantially hurricane and tsunami proof. We protect our databases from intruders with a state of the art active security system, and we record the entry and exit of all employees and visitors at all times with a key card system.

PRODUCTS

    We currently have four principal products:

   AUTOTRACK

      Our AutoTrack(sm) products provide online access, from a customer's computer, 24 hours a day, seven days a week, to our databases. AutoTrack is able to search a multitude of databases for information on specific search items and combine the data into a single, easy to read report. As hundreds of databases can be searched to build a report, we simultaneously compile information over several internal distributed processes, which speed report compilation time dramatically. Comprehensive database searches and in-depth report compilation are made possible by our proprietary indexing techniques. We have implemented a pricing plan that seeks to attract new subscribers and increase usage. The primary components of the AutoTrack pricing structure are search and report fees, which cost $2.00 per search and range from $7.00 to $18.00 per report. We offer AutoTrack through two main products, AutoTrackXP(sm) and AutoTrackPlus(sm).

    AutoTrackXP is our new Windows(R) compatible product that allows access to our database warehouse using off-the-shelf Web browser technology commonly found on today's personal computers. With an Internet browser such as Netscape Navigator(R) or Microsoft Internet Explorer(R), customers can access our database using Windows point-and-click technology. Customers connect to our www.autotrackxp.com website using a modem and any standard dial-up software designed for connecting to the Internet. In addition to the standardized interface, the multi-tasking Windows environment permits browsing and running of multiple reports simultaneously, as well as allowing the customer to cut and paste information from the browser directly into other open documents. With its HTML-based interface, we believe that anyone familiar with Internet browsers can easily learn to use AutoTrackXP in just minutes. Introduced on May 1, 1999, AutoTrackXP represented approximately 48% of our monthly AutoTrack revenue in December 1999.

    AutoTrackPlus is our original data retrieval product. Qualified subscribers access AutoTrackPlus over a modem connection and are able to search either national or state-specific databases. We are currently in the process of converting our AutoTrackPlus customers to AutoTrackXP.

    Our AutoTrack products are used by law enforcement, property and casualty insurance companies and law firms in their day to day business. For example, an investigator can run a search using AutoTrack to determine whether there is a relationship between parties in an auto accident for which an insurance claim has been filed to determine the likely validity of the claim. Similarly, an investigator could research a suspected criminal's current and former addresses as well as known associates and their addresses to assist in the apprehension of a criminal.

    KNOWX.COM

    KnowX.com is a market leader of Internet-based public record research targeting consumers and small office users. Its core product, Ultimate People Finder(sm), provides a low-cost way to locate individuals through public records, while its other products provide summary and detailed public record information on individuals and businesses. KnowX.com provides access to public records databases that allow users to locate and research people, assets and companies. We did not purchase any data in connection with the KnowX.com acquisition, but we have entered into a transition services agreement with the seller which allows us to use its databases for up to one year. Following this transition period, we intend to use our databases to supply the public records and other information for the KnowX.com products.

    Reported instantaneously through its web interface, KnowX.com performs searches on a real-time basis. The KnowX.com website generates its revenue through transactions, as opposed to advertising, and enjoys repeat customer usage of nearly 50% of all its traffic. The KnowX.com products have experienced significant growth as Internet-accessed small businesses and consumers discover the service and recognize its usefulness.

    We acquired KnowX.com in September 1999 as a part of our purchase of selected businesses from Information America. KnowX.com currently charges customers up to $1.50 per database search and up to $ 84.00 for a detailed search. Consumers and small office customers use KnowX.com for a variety of purposes. For example, a consumer may use KnowX.com to access information to locate a missing relative or to research the history of a home which the consumer is thinking of purchasing.

    INSIGHT

    InSight(TM) is a Windows(R) based software, obtained in May 1999 when we merged with IRSC, that provides access to public and publicly available records and permits users to order manual searches such as searches of court records and employment, education and professional license verifications. Its flexible interface enables users to create custom menus and custom combined searches. The custom menu ability helps customers to focus on the specific services most often used while the custom combined feature saves customers time in entering search information. Using InSight's profile feature, customers can create subject profiles, save them and use them at a later date to obtain updated reports. InSight also allows users to capture information for integration into other files and reports. InSight Plus(TM) , which is currently under development, is an enhanced browser-based version of InSight specifically designed for the human resources market. Features of InSight Plus will include integrated reports, flexible billing and the ability to obtain status information on orders through the Internet. An important feature of Insight Plus is the back-end processing system which we expect will improve turnaround time, reduce costs and increase quality.

    Through InSight, customers can conduct a Signal(TM) search, which is an instant verification tool that analyzes subject data and produces warnings based on inconsistencies in that data. For example, a warning would be issued if a social security number was issued prior to a date of birth or if a telephone number prefix did not match the city provided. An enhanced version of Signal is in development, which will take advantage of data hosted by us and provided through AutoTrack. Users of InSight are charged on a transaction basis with prices ranging from $3.00 to $20.00 per search or verification.

    While InSight is used for a variety of purposes, including loan evaluation and vendor due diligence, nearly 50% of IRSC's revenues in 1999 were generated from pre-employment screening. For example, an employer could verify the accuracy of the information contained on an applicant's employment application, as well as review or investigate criminal records, driving history or education credentials. InSight is subject to regulation under the Fair Credit Reporting Act.

    INFORMED

    The Informed product line uses publicly available information and high-speed search and retrieval technology to identify relationships between people, assets and businesses. Customers use the product for a variety of purposes, including lending and leasing transactions. The Informed software platform enables users to access multiple databases and create easy-to-read reports with a web-like interface. This platform simplifies the search process for the customer, encouraging more frequent use. Currently, there are three "packaged" Informed products: Informed Investigator(R), Informed Lender(sm), and Informed Credit Manager(R). We acquired the Informed product line in September 1999 as part of our purchase of selected businesses of Information America.

    Typical Informed users include banks and leasing companies, in addition to insurance companies and corporate clients. For example, a loan officer may verify the background information provided to him by a potential borrower using the Informed product. The pricing structure for Informed products ranges from $5.00 for relatively simple searches to $50.00 for more complex searches that are national in scope.

RESEARCH AND DEVELOPMENT

    We continually work to develop new products and services that respond to our customers' needs. Our recent research and development efforts currently include, among other things, the development of products designed to quantitatively and qualitatively evaluate data to meet the needs of new and existing customers.

    As of December 31, 1999, our research and development staff included personnel with special programming capabilities, including 53 people engaged in product development and engineering, 6 people engaged in advanced technology applications, 5 people engaged in quality assurance and testing, and 13 people in purchasing, administrative and supporting functions.

SALES AND MARKETING

    We believe that substantial opportunities exist to attract new customers and increase our revenues from existing customers. Our marketing objective is to stimulate demand for our products by targeting the needs of various market segments, including law enforcement, governmental agencies, insurance companies, banks, consumers, small businesses and leasing companies. We have divided our sales and marketing staff into groups that concentrate on one or two industries in order to focus our efforts. We also are expanding our sales and marketing department in order to provide more individualized attention to our customers and to monitor the quality and reliability of our products. Our current sales force includes 43 people, an increase of 33 employees since 1996. We generally target customers with higher spend profiles with the goal of entering into long-term agreements to provide industry specific products to these customers. In addition, we continue to solicit new customers through trade show advertisements, direct mail and trade publications.

    We have made significant investments in the advertising of the KnowX.com brand to rapidly increase our consumer customer base.

CUSTOMER SUPPORT AND TECHNICAL ASSISTANCE

    Our customer support staff provides technical assistance to all of our customers, at no charge, 24 hours a day, 365 days per year. We dedicate specialized operators to first-time users requiring log-in assistance, repeat users with technical problems, such as connectivity or printing malfunctions, and customers requiring additional or new products. Our sales and marketing personnel have trained the customer support staff to offer customers products that other customers in their industry use.

REGULATION

    GOVERNMENT REGULATION

    Regulation of access to information for public use varies from state to state. Therefore, the amount of information available in particular states may vary. In many states, all government records are specifically made public by law unless excluded by a specific statutory exception. These exceptions exist primarily with respect to private criminal history information, such as arrest records, which generally may only be provided to law enforcement agencies for specific purposes. The continued availability of public record data is also subject to federal legislation. For example, the Driver's Privacy Protection Act of 1994 places certain restrictions on the release and use of personal data included in state motor vehicle records. Though legislators and consumers appear to be increasingly scrutinizing privacy laws, we cannot predict whether state regulation in any particular state will change, nor whether the federal government will implement new regulations with respect to access to specific information.

    The Fair Credit Reporting Act obligates our IRSC subsidiary to provide information to users only for permissible purposes, including credit, insurance or employment purposes. If a creditor, insurer or employer denies an individual credit, insurance or employment based in whole or in part on our report, then the consumer must be notified of the basis for denial. Under the FCRA, the consumer can ask for an opportunity to correct any inaccurate information in the report. We are obligated to investigate any alleged inaccuracies in our reports and correct them if necessary. In addition, along with other resellers of public information, our IRSC subsidiary signed a consent decree with the Federal Trade Commission. The consent decree regulates our customers' use of information. As a result, we require that our customers specify their intended use of the information sought from us.

    SELF-REGULATION

    Together with 13 other leading information industry companies, we formed the Individual Reference Services Group, or IRSG, which worked closely with the Federal Trade Commission and recently adopted self-regulatory principles governing the dissemination and use of data that help identify, verify or locate individuals. The IRSG Principles adopted by the IRSG members in December 1997 impose significant restrictions on the access and distribution of non-public information. In addition, the IRSG Principles require that information from non-public sources about persons identifiable as minors are not to be disseminated to either the public, commercial or professional markets. The IRSG Principles provide the enforcement mechanisms, including yearly compliance reviews by qualified independent third party auditors. In the first quarter of 1999, PricewaterhouseCoopers reviewed our Database Technologies, Inc. subsidiary's operations and certified our compliance with the IRSG Principles. Also, in the first quarter of 1999, Corbin & Wertz certified our IRSC subsidiary's compliance with the IRSG Principles, and PricewaterhouseCoopers LLP certified Information America's business as compliant with the IRSG Principles.

    We screen potential customers, process orders and verify the credentials and references of each potential customer in accordance with the IRSG Principles. We reserve the right to refuse, or withdraw without notice, access to our products, and have established procedures designed to restrict access to our system and certain products to qualified individuals. Once we approve an application, the customer signs a subscription agreement and use certification which governs the use of and access to our products. A standard subscription agreement includes a disclaimer of any warranties on the data and, except for law enforcement and other government customers, an indemnification for liabilities resulting from the customer's use of the data.

COMPETITION

    The electronic information industry is competitive, and is characterized by rapid technological change and the entry into the field of large, well capitalized companies, and smaller, niche competitors. Competition within our markets is intense and based mainly on price, speed, the comprehensiveness of data and the ability to provide information in an easy-to-read form. We currently compete in the investigative, pre-employment and consumer markets.

    o In the investigative market, we compete with local, regional and national private investigation firms, such as LEXIS-NEXIS, West Publishing, ChoicePoint, Kroll-O'Gara Company, the Pinkerton division of Securities AB, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

    o In the pre-employment market, we compete with firms offering comprehensive public record information, such as ChoicePoint and Avert.

    o In the consumer market, we compete with free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories. We also compete with companies that offer products similar to ours, such as US SEARCH.

    Our competitors in these markets often offer a wide variety of information services, ranging from news to legal databases, that allow them to offer their products to similar customer bases.

PATENT EXPLOITATION AND ENFORCEMENT BUSINESS

    In addition to our online public records business, we operate in the patent exploitation and enforcement business through our Patlex subsidiary, which exploits and enforces two partially owned laser patents. These laser patents include a Gas Discharge Laser Patent and a Brewster Angle Window Patent. Patlex's patent exploitation and enforcement business involves the identification of laser products and laser applications that infringe the laser patents, the execution of licensing agreements with third parties and the enforcement of the laser patents. The Gas Discharge Laser Patent generates substantially all of Patlex's revenues and expires in November 2004. The Brewster Angle Window Patent expires in May 2005. Upon the expiration of the laser patents, Patlex will lose its right to prevent others from exploiting these inventions and to receive royalty payments. We do not expect to derive any revenues from the patent exploitation and enforcement business following the expiration of the laser patents.

   PATENT EXPLOITATION

    Substantially all of Patlex's revenues consist of royalty income derived from the licensing of the laser patents. As the exclusive licensing agent, Patlex actively monitors the laser industry to identify manufacturers and users who exploit the laser patents without Patlex's authorization. Patlex then enters into agreements that compel the unauthorized manufacturers and users to report and pay royalties. Generally, these agreements are either licensing agreements or settlement agreements. The licensing agreements allow users and manufacturers to use the laser patents on an ongoing basis. By contrast, settlement agreements require payment of a lump sum of money for past infringement, but do not permit the continued manufacture and /or use of the laser patents. Manufacturers and sellers of products that incorporate the laser patent technology typically enter into licensing agreements while licensees that use, but do not manufacture or sell, the Laser Patent technology, tend to enter into settlement agreements.

    As of December 31, 1999, Patlex had agreements with a total of 182 laser manufacturers and users representing a wide cross-section of industries. Of such agreements, 176 were licensing agreements and the remaining six were settlement agreements.

    The market for Patlex's licensing agreements prior to the expiration of the laser patents depends on the state of the commercial laser industry. Factors contributing to fluctuation in the number of laser patent license agreements include Patlex's execution of license agreements with new commercial entities, spin-offs creating new entities from existing licensees, business failures, combinations between existing licensees and termination of existing agreements for cause or by mutual consent. We believe that the majority of the commercial laser manufacturers in the United States, as well as a majority of manufacturers importing lasers into the United States, have been licensed to use the laser patents. In addition, as a result of licensing efforts to date, royalties from past infringement are expected to be minimal in the future.

PATENT ENFORCEMENT

    Patlex's ability to exploit the laser patents through its licensing program has been directly tied to its successes in litigating the validity of the laser patents, both in the courts and before the United States Patent and Trademark Office. We believe that the major period of litigating the validity and enforceability of the laser patents has passed. However, the laser patents may be subject to subsequent challenges.

EMPLOYEES

    As of December 31, 1999, we had 399 full-time employees. We consider our relationships with our employees to be good. None of our employees are covered by collective-bargaining agreements.

ITEM 2.  PROPERTIES

PROPERTY AND EQUIPMENT

    We currently lease approximately 150,000 square feet of office space in Boca Raton, Florida, to conduct our online public records business. Our patent enforcement business currently leases approximately 3,000 square feet in Las Vegas, Nevada. Our IRSC subsidiary currently leases 19,674 square feet of office space in Brea, California. Our WinSHAPES subsidiary currently leases 2,350 square feet of office space in Bainbridge Island, Washington. Our KnowX.com business currently leases 9,000 square feet of office space in Atlanta, Georgia. We believe that these facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

    Along with our IRSC subsidiary, its former chairman and principal shareholder, we were party to a lawsuit against a group of eight companies that formerly conducted business with IRSC. These eight companies alleged that IRSC was obligated to enter into a merger agreement with them and that the former chairman of IRSC was obligated to work for the company surviving the merger. The companies also alleged that we interfered with the obligations of IRSC and its former chairman by acquiring IRSC. When these companies threatened to sue, we filed a lawsuit against them in state court in May 1999 to establish jurisdiction of the action in Florida. Discovery was conducted from June 1999 until October 1999 at which time the parties entered into settlement negotiations. A settlement agreement was entered into in January 2000. Pursuant to a March 2, 2000 court order, the Company paid $250,000 as its portion of the settlement.

    From time to time, we are involved in litigation in the ordinary course of business, including litigation in connection with non-competition agreements our employees sign and the alleged infringement of intellectual property rights. Except for litigations discussed above, we are not currently involved in, and do not know of, any material litigation against us.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock began trading on the Nasdaq National Market on August 20, 1996 under the symbol "DBTO," until September 17, 1997 when the stock was listed on the New York Stock Exchange under the symbol "DBT".

The following table sets forth the high and low sales prices of a share for the Company's common stock, for the indicated quarters of 1998, 1999 and 2000 as reported on the New York Stock Exchange.

                                                      HIGH            LOW
1998
First Quarter ..........................            $ 33.38         $ 21.50
Second Quarter .........................              28.25           21.25
Third Quarter ..........................              28.50           12.38
Fourth Quarter .........................              25.94           12.63

1999
First Quarter ..........................            $ 25.25         $ 18.75
Second Quarter .........................              39.94           22.75
Third Quarter ..........................              33.56           24.50
Fourth Quarter .........................              26.38           17.38

2000
First Quarter (through March 1, 2000)...            $ 23.81          $ 16.75


      The number of record holders of the Company's common stock as of March 1, 2000 was 490. The Company believes that a larger number of beneficial owners hold such shares of common stock in depository or nominee form.

      The Company has not paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

    The following selected consolidated financial and other data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial data presented below as of December 31, 1999 and 1998 and for the fiscal years ended December 31, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements, which are included elsewhere in this report. The consolidated financial data presented below as of December 31, 1997 and 1996 and for the year ended December 31, 1996 have been derived from audited financial statements which are not presented in this report. The consolidated financial data presented below for the fiscal year ended December 31, 1995 have been derived from our consolidated financial statements prior to the merger with IRSC and unaudited financial statements of IRSC.

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1999(3)    1998       1997      1996(2)   1995(1)
                                                   ---------- ---------   --------   --------- ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:

          Revenues.........................        $  72,773 $  54,103  $  37,777   $ 22,607  $ 13,142

          Royalties........................            6,219     6,636      6,670      2,382        --
                                                    --------  --------  ---------   --------  --------
                  Total revenues and
                    royalties..............           78,992    60,739     44,447     24,989    13,142
                                                    --------  --------  ---------   --------  --------
          Cost of revenues.................           32,298    26,152     17,957     11,418     3,372

          Sales and marketing..............           13,234     6,508      4,367      2,434     1,026

          Research and development.........            5,567     3,078      2,364      2,052     1,017

          General and administrative.......           24,407    17,317     11,978      8,273     6,870

          Loss on IRB transaction..........               --        --         --         --     1,660

          Merger and acquisition costs.....              817        --         --         --        --
                                                    --------  --------  ---------   --------  --------
                  Total expenses...........           76,323    53,055     36,666     24,177    13,945
                                                    --------  --------  ---------   --------  --------

          Income (loss) from operations....            2,669     7,684      7,781        812      (803)

          Interest (expense) income, net...            1,656     2,330      1,491       (174)      (76)
                                                    --------  --------  ---------   --------  --------

          Income (loss) before income taxes            4,325    10,014      9,272        638      (879)

          Provision for income taxes.......            1,517     3,118      3,171        198       239
                                                    --------  --------  ---------   --------  --------

          Net income (loss)................         $  2,808  $  6,896  $   6,101   $    440  $ (1,118)
                                                    ========  ========  =========   ========  ========

          Net income (loss) per common share:

            Basic..........................         $   0.15  $   0.36  $    0.35   $   0.04   $ (0.12)
                                                    ========  ========  =========   ========   =======
            Diluted........................         $   0.14  $   0.35  $    0.33   $   0.03   $ (0.12)
                                                    ========  ========  =========   ========   =======

          Weighted average shares
          outstanding:

            Basic..........................           19,221    18,900     17,568     12,561     9,268
                                                    ========  ========  =========   ========   =======
            Diluted........................           20,199    19,612     18,495     12,835     9,268
                                                    ========  ========  =========   ========   =======

          OTHER DATA:

          Cash flows from operating activities....  $ 22,108  $  9,170  $   9,599

          Cash flows from investing activities....   (37,935)    4,069    (53,542)

          Cash flows from financing activities....    27,519       172     44,707

          EBITDA(4)...............................    12,481    15,706     13,583

          Capital expenditures....................    20,560    14,537      6,949


                                                                          AS OF DECEMBER 31,
                                                          ------------------------------------------------
                                                            1999      1998      1997       1996     1995
                                                          -------   --------  --------  -------- ---------
                                                                           (IN THOUSANDS)
                      BALANCE SHEET DATA:
                      Cash and cash equivalents           $33,016    $21,324   $ 7,913    $ 7,149  $ 1,826
                      Short term investments.              16,500     25,840    44,207         --       --
                      Working capital........              47,394     53,922    53,638      4,497      712
                      Total assets...........             136,488     92,371    86,355     30,821    7,663
                      Total debt.............                  --         --        --      3,073    2,859
                      Shareholders' equity...             116,398     83,893    76,583     18,932    3,074

----------

(1) Our results for 1995 were adversely affected by a loss of $1,660 relating to our acquisition and disposition of International Research Bureau, Inc.
(2) Our 1996 statement of operations data includes the results of Patlex, our patent enforcement business, from August 20, 1996, the date of our reorganization with Patlex, through December 31, 1996.
(3) Our 1999 statement of operations data includes the results of the online records business of Information America from September 24, 1999, the date of our acquisition of such businesses, through December 31, 1999.
(4) EBITDA represents earnings before interest and financial charges, income taxes, depreciation and amortization. We have included information concerning EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because we believe that it is used by certain investors as one measure of financial performance. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity. EBITDA as measured by us may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1999 Form 10-K. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-K.

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

         WE RELY HEAVILY ON ONE PRODUCT. WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR ENHANCE OUR EXISTING PRODUCTS.

      We rely heavily on AutoTrack(sm), our primary investigative search product. For the year ended December 31, 1999, AutoTrack accounted for approximately 69% of our revenues. AutoTrack competes in markets characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our success will depend to a substantial degree upon our ability to develop in a timely fashion enhancements to AutoTrack and to introduce new products that meet changing customer requirements and emerging industry standards. In order to meet these demands, we continuously evaluate opportunities to enhance AutoTrack and to develop or acquire new products that would utilize our supply of public records information. We may not be able to identify, develop, produce, acquire, market or support new products, or these new products may not gain market acceptance. In addition, some of our new product introductions or enhancements may shorten the life cycle of existing products, including AutoTrack. Failure to introduce new products or product enhancements effectively and on a timely basis could have a material adverse effect on our business, results of operations and financial condition. Furthermore, the development by our competitors of products that would make AutoTrack obsolete could materially adversely affect our business, results of operations and financial condition.

         DURING THE FIRST HALF OF 1999, SOME OF OUR LAW ENFORCEMENT CUSTOMERS SUSPENDED USE OF OUR PRODUCTS AND SERVICES. THOUGH ONE OF THESE LAW ENFORCEMENT CUSTOMERS RECENTLY LIFTED ITS SUSPENSION, FURTHER SUSPENSION OF USE OF OUR PRODUCTS AND SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND REPUTATION.

      During the first half of 1999, the Drug Enforcement Administration (DEA) and the Federal Bureau of Investigations (FBI) suspended their use of DBT's products and services. These agencies expressed concern about whether the target and content of their searches on our databases were accessible by current or former DBT employees. After completing an analysis of our databases and operating procedures, the DEA recently lifted its suspension of our products and services. However, the DEA has not yet returned to its customary level of use prior to the suspension. The FBI continues to analyze our databases and operating procedures. The failure of these agencies to resume full use of our services, or any additional suspensions of use by other customers, could have a material adverse effect on our business, results of operations and reputation.

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

         OUR SERVICES ARE SUBJECT TO VARIOUS FEDERAL AND STATE LAWS AND LICENSING REQUIREMENTS.

      In connection with some services we provide, particularly pre-employment background checks by IRSC, we are considered a "consumer reporting agency," as this term is used in the Fair Credit Reporting Act. We are therefore required to comply with the various consumer credit disclosure requirements of the Fair Credit Reporting Act. Noncompliance with the Fair Credit Reporting Act can result in enforcement actions and fines by both the Federal Trade Commission and state attorneys general. Willful or negligent noncompliance could result in civil liability. Similarly, there are a number of states that have laws similar to the Fair Credit Reporting Act. Further, many state laws limit the type of information that can be made available to the public. In addition, some state laws may require us to be licensed in order to conduct pre-employment background checks. Customers in these states can access our websites, which may subject us to the laws of those states. Although we believe we have obtained the necessary licenses in each state where appropriate for our business, any failure to maintain required licenses could have a material adverse effect on our business and results of operations. In the event we are determined to have violated these federal or state laws, we could be subject to substantial civil and criminal liability which could have a material adverse effect on our business and results of operations.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  REVENUES

      EIG's revenues increased 34.5% to $72,773 for the year ended December 31, 1999, from $54,103 for the year ended December 31, 1998. The increase in EIG's revenues was attributable to increased revenue from existing customers and revenue from new products. PEG's revenues decreased 6.3% to $6,219 for the year ended December 31, 1999, from $6,636 for the year ended December 31, 1998. Total consolidated revenues increased 30.1% to $78,992 for year ended December 31, 1999, from $60,739 for the year ended December 31, 1998.

  COST OF REVENUES

      EIG's cost of revenues increased 25.1% to $30,591 for year ended December 31, 1999, from $24,444 for the year ended December 31, 1998. The increase in EIG's cost of revenues was due primarily to increases in both data purchase costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. As a percentage of EIG's revenues, cost of revenues decreased to 42.0% for the year ended December 31, 1999, from 45.2% for year ended December 31, 1998. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained substantially constant at $1,707 for the year ended December 31, 1999, compared to $1,708 for the year ended December 31, 1998, and consisted solely of the amortization of costs associated with the purchase of PEG's patents. Total consolidated cost of revenues increased 23.5% to $32,298 for year ended December 31, 1999, from $26,152 for the year ended December 31, 1998.

  SALES AND MARKETING

      EIG's sales and marketing expenses increased 103.3% to $13,234 for year ended December 31, 1999, from $6,508 for the year ended December 31, 1998. The increase was primarily due to increases in advertising expenses and sales and marketing personnel. As a percentage of EIG's revenues, sales and marketing expenses increased to 18.2% for the year ended December 31, 1999, from 12.0% for the year ended December 31, 1998. This increase was attributable to a greater emphasis on utilizing sales and marketing campaigns to increase revenue growth. PEG did not have sales and marketing expenses.

  RESEARCH AND DEVELOPMENT

      EIG's research and development expenses increased 80.9% to $5,567 for year ended December 31, 1999, from $3,078 for the year ended December 31, 1998. As a percentage of EIG's revenues, research and development expenses increased to 7.6% for the year ended December 31, 1999, from 5.7% for the year ended December 31, 1998. The increase was primarily due to an increase in both salaries and personnel associated with our new product development efforts. PEG did not have research and development expenses.

  GENERAL AND ADMINISTRATIVE EXPENSES

      EIG's general and administrative expenses increased 43.5% to $23,378 for the year ended December 31, 1999, from $16,292 for the year ended December 31, 1998. This increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure and special charges from severance agreements and related stock compensation expense in connection with the resignation of our former CEO and a Director. As a percentage of EIG's revenues, general and administrative expenses increased to 32.1% for the year ended December 31, 1999, from 30.1% for the year ended December 31, 1998. PEG's general and administrative expenses remained substantially constant at $1,029 for the year ended December 31, 1999, compared to $1,025 for the year ended December 31, 1998. Total consolidated general and administrative expenses increased 40.9% to $24,407 for the year ended December 31, 1999, from $17,317 for the year ended December 31, 1998.

  OPERATING PROFIT

    EIG reported an operating loss of $814 for the year ended December 31, 1999, compared to an operating profit of $3,781 for the year ended December 31, 1998. This decrease was attributable to special charges of $817 for merger-related costs and $2,492 for stock compensation expense and severance agreements in 1999, along with an increase in both sales and marketing and research and development expenses. PEG's operating profit decreased 10.8% to $3,483 for the year ended December 31, 1999, from $3,903 for the year ended December 31, 1998, due to a decrease in PEG's revenues. Total consolidated operating profit decreased 65.3% to $2,669 for the year ended December 31, 1999, from $7,684 for the year ended December 31, 1998. Excluding the special charges, total consolidated operating profit decreased 22% to $5,986 for the year ended December 31, 1999.

  INTEREST INCOME

    Net interest income was $1,656 the year ended December 31, 1999, compared to $2,330 for the year ended December 31, 1998. The decrease was due to lower cash and investment balances as a result of cash used for acquisitions and capital expenditures, which increased significantly throughout 1998 and 1999.

  INCOME TAXES

    Our effective income tax rate was 35% for the year ended December 31, 1999, compared to 31% for the year ended December 31, 1998. The 1998 effective tax rate was favorably impacted by the effects of non-taxable investment income, a reduction in our valuation allowance, and a research and development tax credit offset by state income taxes. The 1999 effective tax rate was adversely impacted by non-deductible stock compensation expenses.

NET INCOME

    Our net income decreased 59.3% to $2,808 for the year ended December 31, 1999, from $6,896 for the year ended December 31, 1998. The decrease was primarily due to the decrease in operating profit of EIG and PEG, reduced interest income during the period, the occurrence of non-recurring, merger-related, severance and stock compensation expenses, and an increase in the effective tax rate.

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

  INCOME TAXES

    Our effective income tax rate was 31% for the year ended December 31, 1998, compared to 34% for the year ended December 31, 1997. The 1998 effective tax rate was favorably impacted by the effects of non-taxable investment income, a reduction in our valuation allowance, and a research and development tax credit offset by state income taxes. The 1997 effective tax rate was favorably affected by a research and development tax credit.

  NET INCOME

    Our net income increased 13.0% to $6,896 for the year ended December 31, 1998, from $6,101 for the year ended December 31, 1997. The increase in net income was primarily due to a significant increase in investment income and a reduction in the effective tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations were $22,108 for the year ended December 31, 1999, compared to $9,170 for the year ended December 31, 1998. We had working capital at December 31, 1999 of $47,394 (including cash, cash equivalents and marketable securities of $49,516) compared to $53,922 (including cash, cash equivalents and marketable securities of $47,164) at December 31, 1998. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

    Net cash used in investing activities was $37,935 for the year ended December 31, 1999, compared to net cash provided by investing activities of $4,069 for the year ended December 31, 1998. This was due to an increase in capital spending in 1999 and cash used in the acquisitions of Informed and KnowX.com.

    Net cash provided by financing activities was $27,519 for the year ended December 31, 1999, compared to $172 for the year ended December 31, 1998. This was due mostly from $24,081 of proceeds from the issuance of common stock.

    Capital expenditures were $20,560 for the year ended December 31, 1999, compared to $14,537 for the year ended December 31, 1998. These expenditures were primarily attributable to the acquisition of computer equipment and, in 1998, to leasehold improvements of our new facility in Boca Raton, Florida. We anticipate additional capital expenditures during the next two fiscal years of approximately $25,000 related to the upgrade of our database capabilities, which we intend to fund through our cash flows from operations and existing cash and short-term investment balances.

    We currently have no debt and believe that our existing cash and short-term investment balances together with our cash flows from both EIG and PEG operations will be sufficient to meet our anticipated cash and capital requirements through 2000.

  INFLATION

    The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

  YEAR 2000 ISSUES

    The Year 2000 ("Y2K") issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Without corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in miscalculations or system failures, significantly impacting our business operations.

    The Company's work on the Y2K compliance program officially began in 1998. A Corporate project team, working with outside consultants, developed a process to identify and correct Y2K issues on all information technology (IT) platforms and non-IT systems. In addition, all operating units have undertaken Y2K initiatives with direction from the Corporate project team. As a result of this process, the Company inventoried and assessed all systems and developed remediation programs where necessary for all business-critical information technology applications. A similar program was also developed for non-IT systems. The Company completed its remediation and testing work in 1999.

    In order to mitigate the risk of internal business-critical computer systems failure, the Company conducted extensive testing, verification and validation efforts. These efforts, which included program and systems testing, simulated operations in the year 2000. In addition, a review of the remediation process and program code by independent third parties was completed, and contingency plans, including system continuity plans, were developed in 1999.

    In order to mitigate the risk of noncompliance external system failure, the Company identified and contacted critical suppliers, customers and other third parties to determine their stage of Y2K readiness. For certain third parties with key system connections, interface testing was performed. The Company developed contingency plans to mitigate potential disruptions to the Company's operations. These included action plans to address system failures by third parties, such as securing alternate sources of materials and developing backup systems to ensure internal communications were not impacted by external disruptions affecting voice and data transmission. The Company completed its contingency plans in the fourth quarter of 1999.

    Since the compliance program began, the Company has incurred approximately $1.9 million in expenses, including consulting fees, internal staff costs and other expenses. The Company has also procured replacement systems that, in addition to being Y2K compliant, provide enhanced capability to benefit future operations.

    The Company has not experienced significant Y2K issues subsequent to 1999's fiscal year end. Although the Company believes it has taken the appropriate steps to address Y2K readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities, is not material.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DBT Online, Inc.
and subsidiaries:

We have audited the consolidated balance sheets of DBT Online, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and I.R.S.C., Inc. and subsidiaries ("IRSC"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheet of IRSC as of December 31, 1998, or the related statements of operations, changes in stockholders' equity, and cash flows of IRSC for the years ended December 31, 1998 and 1997, which statements reflect total assets constituting 2% of consolidated total assets as of December 31, 1998 and total revenues constituting 12% and 16% of consolidated total revenues for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for IRSC for 1998 and 1997, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DBT Online, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 6, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
I.R.S.C., Inc.

    We have audited the consolidated balance sheets of I.R.S.C., Inc. and subsidiaries ("IRSC") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 (not presented separately herein). Those consolidated financial statements are the responsibility of IRSC's management. Our responsibility is to express as opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRSC as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            Corbin & Wertz

Irvine, California
August 12, 1999

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DBT ONLINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                               AT DECEMBER 31,
                                                               ---------------
                                                              1999         1998
                                                              ----         ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $  33,016    $  21,324
Accounts receivable, less allowance:
     1999, $839; 1998, $399                                   12,675        9,409
Short-term investments                                        16,500       25,840
Prepaid expenses and other current assets                      2,276        2,422
Prepaid income taxes                                           1,437
                                                           ---------    ---------
     Total current assets                                     65,904       58,995
Property and equipment, net                                   33,369       18,806
Patents, less accumulated amortization:
     1999, $5,707; 1998, $4,012                                8,135        9,830
Goodwill, less accumulated amortization:
     1999, $2,765; 1998, $1,170                               28,941        4,637
Other assets                                                     139          103
                                                           ---------    ---------
TOTAL ASSETS                                               $ 136,488    $  92,371
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                   $  16,662    $   3,273
Due to other patent interest holders                           1,848        1,394
Income taxes payable                                                          406
                                                           ---------    ---------
     Total current liabilities                                18,510        5,073

DEFERRED INCOME TAXES                                          1,580        3,405

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value. 5,000,000 shares
     authorized; no shares issued or outstanding
Common stock, $.10 par value. 100,000,000 shares
     authorized; 20,135,964 shares and 18,905,762 shares
     issued and outstanding at December 31, 1999
     and 1998, respectively                                    2,013        1,890
Additional paid-in capital                                    99,388       69,559
Retained earnings                                             15,252       12,444
Accumulated other comprehensive loss                            (255)
                                                           ---------    ---------
     Total stockholders' equity                              116,398       83,893
                                                           ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 136,488    $  92,371
                                                           =========    =========





See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                           1999          1998         1997
                                           ----          ----         ----

Revenues                              $    72,773   $    54,103   $    37,777
Patent royalties                            6,219         6,636         6,670
                                      -----------   -----------   -----------
       Total revenues and royalties        78,992        60,739        44,447
                                      -----------   -----------   -----------

Cost of revenues                           32,298        26,152        17,957
Sales and marketing                        13,234         6,508         4,367
Research and development                    5,567         3,078         2,364
General and administrative (including
  $1,268 of stock-based compensation
  expense in 1999)                         24,407        17,317        11,978
Merger and acquisition costs                  817
                                      -----------   -----------   -----------
       Total expenses                      76,323        53,055        36,666
                                      -----------   -----------   -----------
Income from operations                      2,669         7,684         7,781
Interest income, net                        1,656         2,330         1,491
                                      -----------   -----------   -----------
Income before income taxes                  4,325        10,014         9,272

Provision for income taxes                  1,517         3,118         3,171
                                      -----------   -----------   -----------

       Net income                     $     2,808   $     6,896   $     6,101
                                      ===========   ===========   ===========

Basic net income per common share     $      0.15   $      0.36   $      0.35
                                      ===========   ===========   ===========
Basic weighted average shares
  outstanding                          19,221,400    18,900,500    17,577,900
                                      ===========   ===========   ===========
Diluted net income per common share   $      0.14   $      0.35   $      0.33
                                      ===========   ===========   ===========
Diluted weighted average shares
  outstanding                          20,198,700    19,612,400    18,495,200
                                      ===========   ===========   ===========





See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                 COMMON STOCK                                         ACCUMULATED
                                         --------------------------     ADDITIONAL      RETAINED        OTHER
                                          NUMBER OF                      PAID-IN        EARNINGS    COMPREHENSIVE
                                            SHARES        PAR VALUE      CAPITAL       (DEFICIT)        INCOME          TOTAL
                                         ------------     ---------    -----------     ---------    --------------      -----

BALANCE at January 1, 1997                 15,879,958        $ 1,588       $ 17,897         $ (553)                      $ 18,932

  Exercise of stock options                   106,190             10            866                                           876
  Issuance of common stock for cash         2,690,000            269         46,543                                        46,812
  Stock issued for acquisition                144,824             15          3,474                                         3,489
  Tax benefit of stock options                                                  242                                           242
  Stock options issued                                                          131                                           131
  Net income                                                                                 6,101                          6,101
                                           ----------        -------       --------       --------                      ---------
BALANCE at December 31, 1997               18,820,972          1,882         69,153          5,548                         76,583

  Exercise of stock options                    75,105              7            165                                           172
  Issuance of common stock to employee
    benefit plan                                9,685              1            241                                           242
  Net income                                                                                 6,896                          6,896
                                           ----------        -------       --------       --------                      ---------
BALANCE at December 31,  1998              18,905,762          1,890         69,559         12,444                         83,893

  Exercise of stock options                   220,217             22          3,416                                         3,438
  Issuance of common stock to employee
    benefit plan                                9,985              1            306                                           307
  Issuance of common stock for cash         1,000,000            100         23,981                                        24,081
  Tax benefit of stock options                                                  858                                           858
  Stock-based compensation expense                                            1,268                                         1,268
  Unrealized losses on short-term investments                                                               $ (255)          (255)
  Net income                                                                                 2,808                          2,808
                                           ----------        -------       --------       --------          ------      ---------
BALANCE at December 31,  1999              20,135,964        $ 2,013       $ 99,388       $ 15,252          $ (255)     $ 116,398
                                           ==========        =======       ========       ========          ======      =========




See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                              1999               1998               1997
                                                                              ----               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $ 2,808            $ 6,896            $ 6,101
     Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                           9,812              8,022              5,802
       Deferred income taxes                                                  (1,825)              (750)              (146)
       Stock issued for employee benefit plan                                    307                242
       Stock-based compensation expense                                        1,268
       Stock options issued for services                                                                               131
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (3,266)            (4,220)            (1,916)
         Prepaid expenses and other current assets                               146               (693)            (1,177)
         Accounts payable and accrued liabilities                             13,389             (1,349)             1,813
         Due to other patent interest holders                                    454                399               (416)
         Income taxes                                                           (985)               623               (593)
                                                                            --------           --------            -------
       Net cash provided by operating activities                              22,108              9,170              9,599
                                                                            --------           --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment purchased                                        (20,560)           (14,537)            (6,949)
     Cash used in acquisitions                                               (26,424)                               (2,488)
     (Increase) decrease in other assets                                         (36)               239                102
     Proceeds from sales or maturities of investments                          9,085             18,367
     Purchases of short-term investments                                                                           (44,207)
                                                                            --------           --------            -------
       Net cash (used in) provided by investing activities                   (37,935)             4,069            (53,542)
                                                                            --------           --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                   24,081                                46,812
     Net change in bank line-of-credit                                                                                (200)
     Proceeds from exercise of stock options                                   3,438                172                876
     Repayments on long-term debt                                                                                   (2,781)
                                                                            --------           --------            -------
       Net cash provided by financing activities                              27,519                172             44,707
                                                                            --------           --------            -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     11,692             13,411                764
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                21,324              7,913              7,149
                                                                            --------           --------            -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 33,016           $ 21,324            $ 7,913
                                                                            ========           ========            =======




See notes to consolidated financial statements.

                        DBT ONLINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    DBT Online, Inc., through its subsidiaries (collectively referred to as the "Company"), is engaged in the electronic information retrieval industry, which provides online, real-time access to public records. The Company, through its Patlex Corporation ("Patlex") subsidiary, is involved in the patent enforcement and exploitation business, whereby the Company collects royalty fees from a group of laser patents.

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

    PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost and depreciated using accelerated methods over the estimated useful lives of the assets. Useful lives range from 3 to 10 years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

    PATENTS AND GOODWILL. The patent costs are amortized on a straight-line basis over the remaining lives of the patents. Goodwill is amortized on a straight-line basis over 7 to 10 years.

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

    CONCENTRATION OF CREDIT RISK. The Company's customers are numerous and spread over a wide geographic area. As such, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

    RESEARCH AND DEVELOPMENT COSTS. Costs for research and development activities are expensed as incurred, and aggregated $5,567, $3,078, and $2,364 for years ended December 31, 1999, 1998, and 1997, respectively.

    INCOME TAXES. The Company provides for deferred taxes under an asset and liability approach for financial accounting and reporting of income taxes. The objective of an asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Short-term investments are classified as available-for-sale and are carried at fair value.

    NET INCOME PER SHARE. Basic net income per share is determined by dividing net income by the weighted-average shares outstanding. Diluted net income per share is determined by dividing net income by the weighted-average shares outstanding including the effect of stock options, if dilutive. The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding were 977,300, 711,900 and 917,300 in 1999, 1998, and 1997, respectively.

2.  COMPREHENSIVE INCOME

    Comprehensive income for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                 1999        1998         1997
                                                 ----        ----         ----

Net income                                     $2,808      $6,896       $6,101
Adjustment to reconcile net income
  to total comprehensive income:
Unrealized loss on investments                  (255)
                                               ------      ------       ------
Comprehensive income                           $2,553      $6,896       $6,101
                                               ======      ======       ======

3.  BUSINESS COMBINATIONS

    On September 24, 1999, the Company acquired KnowX.com and Informed from Information America, Inc. for $25,000 in cash and warrants to purchase 329,172 shares of common stock of the Company. The warrants, which had a total fair value of $458 upon issuance, have an exercise price of $52.50 per share and expire on March 24, 2001. KnowX.com is a leading Internet-based public record research tool for consumers and small office users. The Informed product line offers qualified users, including commercial lending and leasing companies, access to public information through the Internet or dial-up modems. The transaction was accounted for as a purchase and the Company's results of operations include the results of KnowX.com and Informed since the date of acquisition. Goodwill resulting from this transaction is approximately $24,709 and is being amortized on a straight-line basis over ten years.

    Unaudited pro-forma results of operations, assuming the acquisition of KnowX.com and Informed occurred as of the beginning of 1998, after giving effect to certain adjustments such as interest and amortization of goodwill resulting from the acquisition, are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                 1999              1998
                                                 ----              ----

Net revenue                                   $ 88,803          $ 69,130
                                              ========          ========
Income before income taxes                    $  2,179          $  7,496
                                              ========          ========
Net income                                    $  1,392          $  4,894
                                              ========          ========
Earnings per share (diluted)                  $   0.07          $   0.25
                                              ========          ========

    On May 26, 1999, the Company acquired all of the common stock of WinSHAPES for approximately $442 in cash plus the payment of liabilities in the amount of $728. WinSHAPES is a company engaged in the development of software that converts data into graphic illustrations that visualize interrelationships among people, businesses, vehicles and other assets. The transaction was accounted for as a purchase and the Company's results of operations include the results of WinSHAPES since the date of acquisition. Goodwill resulting from this transaction was $1,190, and is being amortized on a straight-line basis over seven years. Pro forma operating information is not provided for this acquisition because its effects on the results of operations are not material.

    On May 6, 1999, the Company merged with I.R.S.C., Inc. ("IRSC"). IRSC is a provider of court records and other public information used to conduct pre-employment screening and other anti-fraud due diligence services for business customers.

    As a result of the IRSC merger, each share of IRSC common stock was converted into the right to receive approximately 1.43 shares of Company common stock, or 432,346 common shares of the Company in the aggregate. The IRSC merger was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements for periods prior to the IRSC merger have been restated to include the results of IRSC for all periods presented. Results of operations for the separate companies prior to the combination are as follows:

                                                                  PRIOR TO
YEAR ENDED DECEMBER 31:                                          COMBINATION            IRSC              COMBINED
-----------------------                                        ----------------   -----------------   -----------------
1998:
Total revenues and royalties                                          $ 53,549             $ 7,190            $ 60,739
Net income                                                               6,702                 194               6,896

1997:
Total revenues and royalties                                          $ 37,546             $ 6,901             $ 4,447
Net income                                                               5,998                 103               6,101



     On August 1, 1997, the Company acquired all of the stock of The Information Connectivity Group. The consideration paid included both cash of $2,500 and common stock of the Company valued at approximately $3,500. For accounting purposes, the transaction was treated as a purchase. The Company recorded goodwill of approximately $5,800 in connection with this acquisition, which is being amortized over seven years.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

                                                           AT DECEMBER 31,
                                                         ------------------
                                                          1999       1998
                                                         -----       ------
Computer equipment                                     $ 42,015    $ 22,554
Office furniture and equipment                            2,164       1,599
Leasehold improvements                                    8,625       7,588
                                                       --------    --------
Total cost                                               52,804      31,741
Less: accumulated depreciation                          (19,435)    (12,935)
                                                       --------    --------
Property and equipment, net                            $ 33,369    $ 18,806
                                                       ========    ========

     Depreciation expense was $6,522, $5,501 and $3,763 for the years ended December 31, 1999, 1998 and 1997, respectively.


5.  SHORT-TERM INVESTMENTS

    The Company has investments in state and municipal bonds that are classified as available-for-sale and are carried at fair value. There were gross unrealized gains of $5 and $52 and gross unrealized losses of $260 and $78 as of December 31, 1999 and 1998, respectively. There were $97 in realized losses during 1999, and there were $276 in realized gains during 1998 on the sale of securities. Cost is determined based on specific identification. At December 31, 1999, these investments have contractual maturities as follows:

       Within 1 year                                $6,505
       After 1 through 5 years                       8,602
       After 5 through 10 years                        547
       After 10 years                                1,101
                                                   -------
                                                    16,755
       Less:  Net unrealized losses                   (255)
                                                   -------
       Total: short-term investments               $16,500
                                                   =======

    Certain of the Company's state and municipal bonds are concentrated in specific geographic regions. The states in which the components of these investments resided at December 31, 1999 were as follows:

Florida                                        $7,891
Texas                                           1,575
Nevada                                          1,047
Maine                                           1,028
Arizona                                           547
Massachusetts                                     537
Virginia                                          535
New York                                          530
Washington                                        529
Michigan                                          514
North Carolina                                    508
New Hampshire                                     506
Ohio                                              505
New Mexico                                        503
Less:  net unrealized losses                     (255)
                                              -------
Total: short-term investments                 $16,500
                                              =======

6.  PATENTS

    Patlex owns a 64% income interest in Laser Patent revenue relating to certain patents involving laser technology. The most commercially significant of the Laser Patents is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which covers gas discharge lasers. In addition, the Laser Patents consist of the Brewster Angle Window Patent (U.S. Patent No. 4,746,201), which involves the use of an optical system, including optical elements, to polarize light. The Gas Discharge Laser Patent expires in November 2004 and the Brewster Angle Window Patent expires in May 2005. Upon the expiration of the applicable patent, Patlex loses its right to exclude others from exploiting the inventions claimed therein and, accordingly, the obligation of third parties to make royalty payments to Patlex will cease.

7.  INCOME TAXES

    Significant components of the provision for income taxes are as follows:

                                  YEAR ENDED DECEMBER 31,
                              -----------------------------
                               1999       1998       1997
                              -----      -----      -------

Current
   Federal                   $ 2,868    $ 3,541    $ 3,051
   State                         187        327        267
                              ------    -------    -------
                               3,055      3,868      3,318
                              ------    -------    -------
Deferred
   Federal                    (1,423)      (718)      (127)
   State                        (115)       (32)       (20)
                              ------    -------    -------
                              (1,538)      (750)      (147)
                              ------    -------    -------
Provision for income taxes   $ 1,517    $ 3,118    $ 3,171
                             =======    =======    =======

    Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Annual changes in these temporary differences constitute the principal reconciling items between pretax accounting income and taxable income. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                      AT DECEMBER 31,
                                             -------------------------------
                                                     1999              1998
                                                     ----              ----
   Deferred tax liabilities
     Patents                                       $2,766            $3,609
     Cash basis accounting                                               37
     Purchased data                                   246               300
                                                   ------            ------
                                                    3,012             3,946
                                                   ------            ------
   Deferred tax assets
     Depreciation                                      29                62
     IRB loss carry forward                           358               308
     Reserves and other                             1,045               371
                                                   ------            ------
                                                    1,432               741
     Valuation allowance                                               (200)
                                                   ------            ------
                                                    1,432               541
                                                   ------            ------
    Net deferred income tax liability              $1,580            $3,405
                                                   ======            ======

    The Company has a capital loss carry-over of approximately $1,050 for tax purposes, which expires in 2000. The related deferred tax asset, as of December 31, 1998, had been partially offset by a valuation allowance. However, as the Company has initiated certain tax-planning strategies that it believes will result in utilizing this loss carry-over, no valuation allowance is recorded as of December 31, 1999.

    The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1999      1998     1997
                                                      ----      ----     ----

Federal statutory rate                                   34%     34%     34%
Tax-exempt investment income                             (7)     (2)     (1)
Non-deductible goodwill                                   7
Non-deductible compensation expense                      10
Research and development credit                          (6)     (1)     (1)
State income taxes, net of federal income tax benefit     1       2       1
Adjustment to valuation allowance                        (5)     (2)
Other                                                     1               1
                                                        ---     ---     ---
                                                         35%     31%     34%
                                                        ===     ===     ===

    The Company paid income taxes of $4,224, $3,238 and $3,828 in 1999, 1998 and 1997, respectively.

8.  COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company may be involved in litigation from time to time in the ordinary course of its business. The Company is not currently involved in any litigation, or to its knowledge, is any litigation currently threatened that could have a material effect on its financial position or results of operations.

    The Company and the former chairman and principal shareholder of IRSC were parties to a lawsuit against a group of eight companies that formerly conducted business with IRSC. These eight companies alleged that IRSC was obligated to enter into a merger agreement with them and that the former chairman of IRSC was obligated to work for the company surviving the merger. The companies also alleged that the Company interfered with the obligations of IRSC and its former chairman by acquiring IRSC. When these companies threatened to sue, the Company filed a lawsuit against them in state court in May 1999 to establish jurisdiction of the action in Florida. Discovery was conducted from June 1999 until October 1999 at which time the parties entered into settlement negotiations. A settlement agreement was entered into in January 2000. Pursuant to a March 2, 2000 court order, the Company paid $250, which is included in accounts payable and accrued liabilities as of December 31, 1999, as its portion of the settlement.

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

  EMPLOYMENT AGREEMENTS

     In April 1997, the Company entered into an employment agreement with its chairman, Mr. Borman, which provided for an initial three-year term commencing on April 1, 1997 with automatic one-year extensions on the anniversary of the commencement date, unless either the Company or Mr. Borman gives notice to the other that the term of the agreement will not be extended. The employment agreement contains certain restrictive covenants, including provisions relating to non-competition, non-solicitation and the non-disclosure of proprietary information, during the term of the agreement and for specified periods thereafter. The 1999 annual compensation rate for Mr. Borman under this agreement was $160.

     In August 1997, the Company entered into an employment agreement with its then CEO, Mr. Lieppe, which provided for a four-year term commencing August 15, 1997 and ending on August 14, 2001, unless terminated earlier in accordance with certain circumstances. The 1999 annual compensation rate for Mr. Lieppe under this agreement was $250. In August 1999, the Company and Mr. Lieppe agreed to the terms of a Separation of Employment Agreement and General Release and Consulting Agreement. In connection with this agreement, the Company is to pay $425 in cash to Mr. Lieppe or on his behalf through December 2000. As of December 31, 1999, $340 of this amount, representing the remaining unpaid portion, was included in accounts payable and accrued liabilities. The Company also incurred stock-based compensation expense of $771 in 1999 resulting from the Company's allowing Mr. Lieppe to vest in options after his termination date.

     During the fourth quarter of 1999, the Company agreed to the terms of Separation of Employment Agreements and General Release and Consulting Agreements with three other executives. Under the terms of these agreements, the Company will pay $799 in cash to these executives or on their behalf for ten to twelve months. The future payments under these agreements have been included in accounts payable and accrued liabilities as of December 31, 1999.

     In March 1998, the Company entered into an employment agreement with its Vice President, Human Resources, Mr. Barr, which provides for a two-year term. In October 1999, the employment agreement was amended for an additional year and included a change in control provision. The annual compensation rate in 1999 for Mr. Barr under this agreement was $150.

     In August 1999, the Company entered into an employment agreement with its current CEO, Mr. Fournet, that provides for a four-year term, unless terminated earlier in accordance with certain circumstances, and which includes a change in control provision. The annual compensation rate in 1999 for Mr. Fournet under this agreement was $250.

     In February 2000, the Company entered into an employment agreement with its Vice President, General Counsel and Secretary, Mr. Muetterties, having a one-year term which renews each day. The agreement calls for a base salary of $160 in 2000 and includes a change in control provision. The employment agreement contains certain restrictive covenants, including provisions relating to non-competition, non-solicitation and non-disclosure of confidential information during the executive's employment with the Company and for specific periods thereafter.

  LEASES

     The Company leases all of its office space under agreements expiring on various dates through 2008. These leases contain renewal options ranging from 3 to 10 years.

     Future minimum payments under operating leases that have non-cancelable terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------

2000                                            $1,445
2001                                             1,466
2002                                             1,181
2003                                             1,134
2004                                             1,113
Thereafter through 2008                          3,896
                                               -------
Total                                          $10,235
                                               =======

    Rent expense was $1,599, $1,054 and $730 respectively, for the years ended December 31, 1999, 1998, and 1997.

9.  STOCK OPTIONS AND BENEFIT PLAN

  STOCK OPTIONS

    The Company has incentive and non-qualified stock option plans for directors, employees, and key advisors and has 6,000,000 shares of common stock reserved for issuance under these plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors, and have a term of 10 years. As of December 31, 1999, option activity is summarized as follows:


                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                              NUMBER OF          EXERCISE PRICE
                                                               SHARES              PER SHARE
                                                             ----------          --------------
          Outstanding at January 1, 1997                      1,697,772              $12.30
          Granted                                             1,364,000               22.92
          Exercised                                             (52,164)              16.79
          Cancelled                                            (186,333)              18.81
                                                              ---------              ------
          Outstanding at December 31, 1997                    2,823,273               17.22
          Granted                                               346,000               22.73
          Exercised                                             (72,605)               2.38
          Cancelled                                             (36,000)              20.00
                                                              ---------              ------
          Outstanding at December 31, 1998                    3,060,668               18.16
          Granted                                             1,036,250               28.60
          Exercised                                            (218,152)              19.93
          Cancelled                                            (464,960)              22.97
                                                              ---------              ------
          Outstanding at December 31, 1999                    3,413,806              $20.55
                                                              =========              ======



                                                                 OPTIONS OUTSTANDING
                                -------------------------------------------------------------------------------
                                                NUMBER             WEIGHTED-AVERAGE
                                             OUTSTANDING               REMAINING             WEIGHTED-AVERAGE
      RANGE OF EXERCISE PRICES           AT DECEMBER 31, 1999   CONTRACTUAL LIFE (YEARS)        EXERCISE PRICE
      ------------------------           -------------------    ------------------------        --------------
                    $0.01- 1.99                   47,772                   6.5                           $0.01
                    $2.00-15.99                  557,895                   5.8                            2.38
                   $16.00-24.99                1,609,139                   8.0                           20.92
                   $25.00-39.88                1,199,000                   9.3                           29.33
                                               ---------
                                               3,413,806                   8.1                          $20.55
                                               =========



                                                                          OPTIONS EXERCISABLE
                                                        ---------------------------------------------------------
                                                                          NUMBER
                                                                       EXERCISABLE               WEIGHTED-AVERAGE
                              RANGE OF EXERCISE PRICES             AT DECEMBER 31, 1999           EXERCISE PRICE
                              ------------------------            ---------------------           --------------
                                        $ 0.01 -   1.99                   47,772                      $ 0.01
                                        $ 2.00 -  15.99                  557,895                        2.38
                                        $16.00 -  24.99                  870,129                       21.57
                                        $25.00 -  39.88                  123,791                       28.82
                                                                       ---------
                                                                       1,599,587                      $14.79
                                                                       =========

    The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees. The Company's employee stock options are issued with exercise prices that equal the market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized.

    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosures of net income and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                       1999             1998         1997
                                                                       ----             ----         ----
         Risk-free interest rate                                       6.5%             6.5%          6.5%
         Dividend yield                                                none             none          none
         Volatility factors                                             51%              57%           43%
         Weighted-average expected life                                5 years       5 years       5 years

     The weighted-average fair value per option granted during 1999, 1998 and 1997 was $14.41, $10.90 and $7.93, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The Company's net income and net income per share (diluted) would have been reduced to the following pro forma amounts for the years ended December 31, 1999, 1998, and 1997, as follows:


                                                               1999           1998           1997
                                                               ----           ----           ----
          Net income
            As reported                                      $ 2,808         $6,896          $6,101
            Pro forma                                        $(1,462)        $3,629          $4,081
          Net income per share (diluted)
            As reported                                      $  0.14         $ 0.35          $ 0.33
            Pro forma                                        $ (0.07)        $ 0.19          $ 0.22

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

     During July 1999, the Company extended the exercise period for a retiring Director's stock options from 90 to 180 days. As a result, the Company incurred $497 of stock-based compensation expense for the extension of these stock options.

  BENEFIT PLAN

    The Company has a 401(k) plan that is available to substantially all of its employees. The Company provides a match of 66% of the employees' contribution, with a maximum benefit of up to 4% of eligible compensation in the form of Company common stock. Contribution expense was $333, $309 and $89 in 1999, 1998 and 1997, respectively.

10.  RELATED PARTY TRANSACTIONS

    IRSC had a consulting agreement with an affiliate which was terminated May 6, 1999. Pursuant to the agreement, IRSC paid the affiliate for consulting services and reimbursed the affiliate for certain travel and administrative expenses incurred on behalf of IRSC. During the years ended December 31, 1999, 1998 and 1997, IRSC paid the affiliate $63, $375 and $365, respectively.

    Invemed Associates, Inc. ("Invemed"), from time to time, has provided financial advisory services to the Company, for which customary compensation has been paid. In connection with the Company's offering of 1,940,000 shares of common stock in May 1997 and 5,669,758 shares in October 1999, Invemed performed certain investment banking services for the Company for which Invemed received fees of $2,706 and $3,975, respectively. The applicable portion of these fees was offset against the capital funds received by the Company for the offerings. Kenneth G. Langone, a director and a shareholder of the Company, is Chairman of the Board, Chief Executive Officer and President of Invemed, and is the principal shareholder of Invemed's parent.

    On February 7, 1994, the Company entered into a debt and royalty agreement with a consortium of seven individuals including Jack Hight. During 1995, Mr. Hight became a shareholder and director of the Company. The agreement provided the financing necessary for the Company to enter the Texas market, and provided for a loan to the Company of $200, which was repaid in 1995. The agreement also provided for the Company to grant to the consortium a royalty to share in the revenues of the Texas expansion up to $800, computed as 10% of specified revenues from Texas operations. For the years ended December 31, 1999, 1998 and 1997, the Company paid $149, $165 and $126, respectively, relating to such royalties. Through December 31, 1999, the Company had paid a total of $500 relating to such royalties.

    The Chief Executive Officer and President and the Vice President, Human Resources have outstanding loans with the Company as of December 31, 1999 in the amounts of $350 and $125, respectively.

11.  BUSINESS SEGMENTS

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


                                                YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                              1999         1998         1997
                                              ----         ----         ----

Revenues:
       Electronic information             $  72,773    $  54,103    $  37,777
       Patent enforcement                     6,219        6,636        6,670
                                          ---------    ---------    ---------
Consolidated revenues                     $  78,992    $  60,739    $  44,447
                                          =========    =========    =========

Operating Profit:
       Electronic information             $   1,417    $   5,252    $   4,688
       Patent enforcement                     3,483        3,903        3,928
                                          ---------    ---------    ---------
         Segment operating profit             4,900        9,155        8,616
Interest income, net                          1,656        2,330        1,491
General corporate expense                    (2,231)      (1,471)        (835)
                                          ---------    ---------    ---------
Consolidated income before income taxes   $   4,325    $  10,014    $   9,272
                                          =========    =========    =========

Identifiable assets:
       Electronic information             $  76,362    $  33,572    $  23,405
       Patent enforcement                    23,285       18,769       17,689
                                          ---------    ---------    ---------
         Total identifiable assets           99,647       52,341       41,094
       General corporate assets              36,841       40,030       45,261
                                          ---------    ---------    ---------
Consolidated assets                       $ 136,488    $  92,371    $  86,355
                                          =========    =========    =========

Capital expenditures:
       Electronic information             $  20,557    $  14,530    $   6,942
       Patent enforcement                         3            7            7
                                          ---------    ---------    ---------
Consolidated capital expenditures         $  20,560    $  14,537    $   6,949
                                          =========    =========    =========

Depreciation and amortization of
       Identifiable assets:
       Electronic information             $   8,105    $   6,313    $   4,107
       Patent enforcement                     1,707        1,709        1,695
                                          ---------    ---------    ---------
Consolidated depreciation and
       amortization                       $   9,812    $   8,022    $   5,802
                                          =========    =========    =========

12.  SUBSEQUENT EVENT

    On February 14, 2000, the Company signed a definitive agreement to merge with ChoicePoint, Inc. Under the terms of this agreement, the Company's shareholders will receive 0.525 shares of ChoicePoint, Inc. common stock for each share of the Company's common stock. The transaction is expected to close in the second quarter of 2000 and is subject to regulatory and shareholders' approval.

13.  QUARTERLY INFORMATION (UNAUDITED)


                                                             QUARTERS ENDED
                                 ----------------------------------------------------------------------------
                                 DECEMBER 31,    SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                 ------------    -------------     -------------      --------      ---------
                                                 (As restated)  (As previously stated)
Revenues:
                1999                $ 21,783         $ 19,465         $ 19,465         $ 19,556      $ 18,188
                1998                  16,513           15,366           15,366           14,742        14,119

Gross profit
                1999                $ 12,441         $ 11,690         $ 11,690         $ 11,807      $ 10,756
                1998                   8,952            9,221            9,221            8,494         7,922

Net (loss) income
                1999                $   (760)        $    (37)        $  1,533         $  1,655      $  1,950
                1998                   1,776            1,760            1,760            1,781         1,579

Net (loss) income per share (diluted)
                1999                $  (0.04)        $  (0.00)        $   0.08         $   0.08      $   0.10
                1998                    0.09             0.09             0.09             0.09          0.08




    Subsequent to the issuance of the Company's September 30, 1999 financial statements, the Company's management determined that it had not recorded charges that it had incurred during the third quarter of 1999 in connection with the Separation of Employment Agreement and General Release and Consulting Agreement related to the resignation of its former CEO (as described in Note 8), as well as related stock compensation expense in connection with both the resignation of the former CEO and a Director. As a result, the September 30, 1999 financial statements have been restated from the amounts previously reported to reflect these charges.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 1, 2000, our executive officers and directors are as follows:

              NAME                     AGE                         POSITION
              ----                     ---                         --------
     Frank Borman                       72         Chairman of the Board of Directors(1)
     Ronald A. Fournet                  48         President and Chief Executive Officer
     George A. Bruder, Jr.              44         Senior Vice President
     J. Henry Muetterties               47         Vice President, General Counsel and Secretary
     Kevin A. Barr                      40         Vice President, Human Resources
     C. Garry Betty                     43         Director(2)(5)
     Gary E. Erlbaum                    55         Director(1)(4)
     Jerold E. Glassman                 64         Director(2)(3)
     Kenneth G. Langone                 64         Director(1)
     Bernard Marcus                     71         Director(3)
     Andrall E. Pearson                 74         Director(3)
     Eugene L. Step                     71         Director(2)(4)(5)

--------------

(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Corporate Goverance Committee.
(5) Member of the Technology Committee.

FRANK BORMAN has been Chairman of the Company since August 1996. From September 1995 until August 1996, he also served as Chief Executive Officer and a director of Patlex. He served as Chairman and Chief Executive Officer of Patlex from 1988 to December 1992, and as Chairman of AutoFinance Group, Inc. ("AFG") from December 1992 to September 1995, during the period that Patlex was a subsidiary of AFG. He served as Vice Chairman of the Board of Directors at Texas Air Corporation from 1986 to 1991. From 1969 to 1986, he served in various capacities for Eastern Airlines, including President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Borman served in the United States Air Force from 1950 to 1970. Mr. Borman currently serves as a director of The Home Depot, Inc., and American Superconductor Corporation.

RONALD FOURNET has been Chief Executive Officer and President of DBT Online since August 1999. Mr. Fournet has served as Chief Information and Technology Officer of DBT Online since December 1998. From 1996 to 1998, Mr. Fournet served in various capacities for Equifax, Inc., most recently as Senior Vice President and Chief Technology Officer of North American operations. Mr. Fournet held various positions at US West, Inc. from 1986 to 1996. From 1980 to 1986, he worked in various capacities with GTE Corporation. Mr. Fournet served in the United States Army Special Forces Intelligence Operations from 1973 to 1980.

GEORGE A. BRUDER, JR. was elected Senior Vice President of Operations in November, 1997. He has held various positions of the Company since August, 1994. Prior to joining the Company, Mr. Bruder worked in various capacities at the Broward Sherriff's office from June, 1982 to August, 1994.

J. HENRY MUETTERTIES was elected Vice President and Secretary on August 20, 1996 and elected General Counsel in January 2000. Beginning in May 1989, he was the Vice President, General Counsel and Secretary of Patlex and was the Corporate Licensing Counsel for Patlex since March 1988.

KEVIN A. BARR was elected Vice President, Human Resources in February 1998. From 1995 to 1997, Mr. Barr served in various capacities of Nabisco International, most recently as Vice President, Human Resources of their Asia Pacific operations in Singapore. From 1991 through 1995, Mr. Barr served in various capacities for Dun & Bradstreet.

C. GARRY BETTY became a director of the Company in August 1998. Mr. Betty is President and Chief Executive Officer of EarthLink Network, Inc., a national Internet service provider. Prior to joining EarthLink in 1996, Mr. Betty was president and CEO of Digital Communications Associates, Inc. from 1989 to 1994. Mr. Betty is also a director of Physician's Data Corporation and is a member of the national advisory board of the Georgia Institute of Technology.

GARY E. ERLBAUM has been a director of the Company since August 1996, and was a director of Patlex from September 1995 to August 1996. He has been involved with Patlex since May 1972, serving as a Patlex director from 1983 to December 1992, and as a director of AutoFinance Group, Inc. ("AFG") from December 1992 to September 1995, during the period that Patlex was a subsidiary of AFG. Mr. Erlbaum served as the Chairman of the Board of Directors of Patlex from September 1977 to July 1981 and from October 1981 to February 1983, and served as the President of Patlex from May 1972 to September 1977 and from December 1978 to July 1981. Since 1983, he has been the President of Greentree Properties Corporation, which is engaged in real estate and business ventures. He is also a director of David's Bridal, Inc., and several privately owned companies.

JEROLD E. GLASSMAN was elected a director in February, 1999. Since 1969 Mr. Glassman has served as Chairman of the law firm of Grotta, Glassman & Hoffman, P.A. which specializes in labor, employment and employee benefits law and related litigation. Mr. Glassman also serves as Special Labor Counsel to the New Jersey Sports and Exposition Authority, Special Labor Counsel to Governor Christine Todd Whitman of New Jersey, and Director of the DiGiorgio Corporation of Carteret, New Jersey, a large wholesale grocery distribution company.

KENNETH G. LANGONE has been a director of the Company since August 1996, and was a director of Patlex from September 1995 to August 1996. He has been involved with Patlex since 1979, serving as a Patlex director from 1979 to December 1992, and as a director of AutoFinance Group, Inc. ("AFG") from December 1992 to September 1995, during the period that Patlex was a subsidiary of AFG. Since 1974, Mr. Langone has been Chairman of the Board, Chief Executive Officer and President of Invemed Associates, Inc. ("Invemed"), a New York Stock Exchange member firm engaged in investment banking and brokerage. He is one of the co-founders of The Home Depot, Inc. and has been a director of that company since 1978. He also serves as a director of the New York Stock Exchange, Inc., General Electric Company, Unifi, Inc. and Tricon Global Restaurants, Inc. He is also a director of several private corporations.

BERNARD MARCUS has been a director of the Company since October 1997. Mr. Marcus is one of the co-founders of The Home Depot, Inc., and has been its Chairman of the Board of Directors since its inception in 1978. He also served as The Home Depot's Chief Executive Officer from 1978 to 1997. He also serves on the Board of Directors of National Service Industries, Inc., and Westfield America, Inc. Mr. Marcus also serves on the Board of the National Foundation for the Centers for Disease Control and Prevention and is Chairman of the Board of The Marcus Center, which provides support services for persons with developmental disabilities and their families. In addition, he is a member of the Advisory Board and Board of Directors of the Shepherd Center in Atlanta, Georgia and Vice President and member of the Board of The City of Hope, a charitable organization in Duarte, California.

ANDRALL E. PEARSON has been a director of the Company since June 1997. Since June 1997, Mr. Pearson has been Chairman and Chief Executive Officer for Tricon Global Restaurants, Inc. Prior to joining Tricon Global Restaurants he served as Principal for Clayton, Dubilier & Rice, Inc., a management buy-out firm in New York, specializing in leveraged acquisitions involving management participation of large USA corporations. From 1985 until June 1993, he was the Class of 1958 Professor of Business Administration at Harvard Business School (HBS). Prior to joining HBS, Mr. Pearson spent 15 years at PepsiCo, Inc., 14 years as President and Chief Operating Officer. Mr. Pearson serves as a director of CitiGroup. Inc. He is also a trustee of the New York University Medical Center and the Good Samaritan Medical Center in Palm Beach, Florida.

EUGENE L. STEP has been a director of the Company since March 1997. From 1973 to 1992, Mr. Step served in various senior management positions with Eli Lilly & Co., most recently as Executive Vice President, President of the Pharmaceutical Division and a member of the Board of Directors and its Executive Committee. Mr. Step is a past Chairman of the Board of the Pharmaceutical Manufacturers Association and a past President of the International Federation of Pharmaceutical Manufacturers Association. Mr. Step also serves as a director of Cell Genesys, Inc., Scios, Inc., Medco, Inc., Pathogenesis, Inc. and Guidant Corp.

                              ELECTION OF DIRECTORS

    The Board is divided into three classes of directors. The Bylaws of the Company provide that at each annual meeting of shareholders, directors shall be chosen by class for a term of three years, or for such shorter term as the shareholders may specify, to preserve, as evenly as practicable, the division of directors into classes.

The Directors and their current classification and terms are as follows:

                                                             CLASS OF
          NAME                                               DIRECTOR   AGE
          ----                                               --------   ---

          DIRECTORS WHOSE TERM EXPIRES IN 2000
            Kenneth G. Langone...........................    I          64
            Eugene L. Step...............................    I          71
            Ronald Fournet...............................    I          48

          DIRECTORS WHOSE TERM EXPIRES IN 2001
            Frank Borman.................................    II         72
            Jerold E. Glassman...........................    II         64
            Andrall E. Pearson...........................    II         74

          DIRECTORS WHOSE TERM EXPIRES IN 2002
            C. Garry Betty...............................    III        43
            Gary E. Erlbaum..............................    III        55
            Bernard Marcus...............................    III        71


    Directors who are employees of the Company receive no compensation for serving on the Board of Directors. During 1999, non-employee directors of the Company received annual compensation of $16,000, and an additional $1,000 for each meeting of the Board of Directors attended, up to a maximum annual compensation of $20,000. Pursuant to the Deferred Compensation Plan for Non Employee Directors, each qualifying director may elect to receive their annual compensation in Company common stock in lieu of cash. Messrs. Betty, Marcus, Pearson and Step elected to participate in this plan. All directors are reimbursed for expenses associated with the attendance of the Board of Directors' meetings.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

    No interlocking relationship exists between the board of directors or compensation committee and the board of directors or compensation committee of any other company, with the exception that Mr. Marcus serves on the Compensation Committee of the Company and Mr. Borman serves on the Compensation Committee of Home Depot of which Mr. Marcus is Chairman.

           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon the Company's review of Forms 3, 4 and 5 and on amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act, all such forms were filed on a timely basis by each reporting person except the Form 5 for Messrs. Betty, Marcus, Pearson and Step for the year ended December 31, 1999 which forms were filed late by the Company.

11.   EXECUTIVE COMPENSATION

    The following table sets forth compensation information concerning the chief executive officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                 -------------
                                                ANNUAL COMPENSATION                OTHER          SECURITIES
                                        ---------------------------------         ANNUAL          UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR         SALARY        BONUS     COMPENSATION(1)       OPTIONS     COMPENSATION(2)
      ---------------------------        ----         ------        -----     ---------------     ------------  ---------------
      Ronald Fournet                 1999 (3)         $198,750     $107,950                  *        115,000          $ 4,078
        President & Chief            1998                    0            0                  *         85,000                0
        Executive Officer

      Charles A. Lieppe              1999             $250,000            0                  *              0           $6,666
        President & Chief            1998             $250,000            0           $112,297              0           $6,666
        Executive Officer            1997 (4)           81,731      $14,000                  *        600,000                0

      Frank Borman                   1999             $160,000            0                  *              0          $11,953
        Chairman of the Board        1998             $160,000            0                  *              0           $8,836
                                     1997             $160,000            0                  *              0           $6,369

      Kevin A. Barr                  1999             $151,125      $24,433                            30,000           $6,666
       Vice President                1998 (5)         $103,846      $75,962           $129,688         40,000           $1,688
        Human Resources

      Timothy M. Leonard             1999 (6)         $154,481            0                  *         30,000           $6,395
        Vice President, Finance      1998             $137,308            0                  *              0           $5,050
        Treasurer and                1997             $115,782      $53,907            $32,675         95,000           $1,954
        Chief Financial Officer

      J. Henry Muetterties           1999             $133,051      $28,129            $24,177         30,000           $7,342
        Vice President, and          1998             $127,374      $27,309            $23,202              0           $5,900
        Secretary                    1997             $120,720      $25,763            $38,898              0           $3,942

----------

* Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.
(1) Includes amounts for certain costs in connection with employment by DBT Online Inc. and relocation to Florida for Mr. Fournet, Mr. Lieppe, Mr. Leonard and Mr. Barr. For Mr. Muetterties, includes amounts contributed to Patlex's Deferred Compensation Plan and in 1997 certain costs in connection with his relocation to Las Vegas, Nevada.
(2) Includes amounts received as Company matching contributions under DBT Online, Inc's 401(k) savings plan by Mr. Fournet ($4,078 - 1999); Mr. Lieppe ($6,666 -- 1999, 1998); Mr. Borman ($6,666 -- 1999; 5,667 -- 1998;
     $3,200 -- 1997); Mr. Barr ($6,666 -- 1999, $1,688 -- 1998); Mr. Leonard
     ($6,395--1999, 5,050 - 1998, and 1,954 - 1997); Mr. Muetterties ($6,666 -
     1999, $5,371 -- 1998; $3,413 -- 1997); and amounts paid by Patlex for life insurance premiums for Mr. Borman ($5,287 -- 1999, $3,169 -- 1998, 1997)
     and Mr. Muetterties ($676 -- 1999, $529 -- 1998, 1997).
(3) Mr. Fournet joined the Company in December 1998 and was named President and Chief Executive Officer in August 1999.
(4)  Mr. Lieppe joined the Company in August 1997 and resigned in August 1999.
(5)  Mr. Barr joined the Company in March 1998.
(6)  Mr. Leonard resigned as an officer of the Company in February 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

    The following table contains information concerning the exercise of stock options during fiscal year 1999 for each of the executive officers named in the Summary Compensation Table.

                                                                  NUMBER SECURITIES
                                                              UNDERLYING OPTIONS/SAR'S         VALUE OF UNEXERCISED
                                      SHARES                   HELD AT FISCAL YEAR END        IN-THE-MONEY OPTIONS AT
                                    ACQUIRED ON    VALUE                 (#)                    FISCAL YEAR END ($)
                                     EXERCISE    REALIZED  -----------------------------  -------------------------
                    NAME                (#)         ($)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
            -------------------    ------------ ---------  -------------- ------------------------------ --------------
            Ronald Fournet                  --         --         21,250         178,750       $100,938       $302,813
            Charles A. Lieppe               --         --        350,000               0        240,625             --
            Frank Borman                    --         --        157,895               0     $3,463,822             --
            Kevin Barr                      --         --         20,000          50,000             --             --
            J. Henry Muetterties            --         --              0          30,000             --        $73,125
            Timothy M. Leonard              --         --         88,334          36,666       $649,273        $12,915

                        OPTION GRANTS IN LAST FISCAL YEAR


    The following table contains information concerning grants of stock options made during fiscal year 1999 to each of the executive officers named in the Summary Compensation Table. No stock appreciation rights were granted during fiscal year 1999.

                                                                                               POTENTIAL REALIZABLE
                                         INDIVIDUAL GRANTS                                             VALUE
                                     --------------------------                                  AT ASSUMED ANNUAL
                                                    PERCENT OF                                         RATES
                                      NUMBER OF        TOTAL                                      OF STOCK PRICE
                                     SECURITIES    OPTIONS/SARS   EXERCISE                         APPRECIATION
                                     UNDERLYING     GRANTED TO     OR BASE                      FOR OPTION TERMS(2)
                                    OPTIONS/SARS   EMPLOYEES IN     PRICE      EXPIRATION   --------------------------
                     NAME            GRANTED(#)     FISCAL YEAR    ($/SH)         DATE          5%($)        10%($)
             -------------------   -------------  --------------------------  ------------  ------------  ------------
             Ronald Fournet          115,000 (1)         11.1%        $29.94      08/10/09    $2,165,346    $5,487,414
             Charles A. Lieppe               --            --             --            --            --            --
             Frank Borman                    --            --             --            --            --            --
             Kevin Barr               30,000 (1)          2.9%        $29.13      08/02/09      $549,591    $1,392,771
             J. Henry Muetterties     30,000 (1)          2.9%        $21.88      12/06/09      $412,806    $1,046,132
             Timothy M. Leonard       30,000 (1)          2.9%        $29.13      08/02/09      $549,591    $1,392,771

----------

(1) These options vest as follows: one-fourth of the total amount on the first anniversary of the grant date, and one-fourth of the total amount on each of the next three anniversaries of the grant date.
(2) Amounts represent hypothetical gains that could be achieved for the options granted if they were exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the option grant date to the expiration date. These assumptions are not intended to forecast future stock price appreciation. The potential reasonable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

                              EMPLOYMENT AGREEMENTS

     In April 1997, the Company entered into an employment agreement with its chairman, Mr. Borman, which provided for an initial three-year term commencing on April 1, 1997 with automatic one-year extensions on the anniversary of the commencement date, unless either the Company or Mr. Borman gives notice to the other that the term of the agreement will not be extended. The employment agreement contains certain restrictive covenants, including provisions relating to non-competition, non-solicitation and the non-disclosure of proprietary information, during the term of the agreement and for specified periods thereafter. The 1999 annual compensation rate for Mr. Borman under this agreement was $160,000.

     In August 1997, the Company entered into an employment agreement with its then CEO, Mr. Lieppe, which provided for a four-year term commencing August 15, 1997 and ending on August 14, 2001, unless terminated earlier in accordance with certain circumstances. The 1999 annual compensation rate for Mr. Lieppe under this agreement was $250,000. In August 1999, the Company and Mr. Lieppe agreed to the terms of a Separation of Employment Agreement and General Release and Consulting Agreement. In connection with this agreement, the Company is to pay $425,000 in cash to Mr. Lieppe or on his behalf through December 2000. As of December 31, 1999, $340,000 of this amount was included in accounts payable and accrued liabilities for the remaining unpaid portion. The Company also incurred stock-based compensation expense of $771,000 in 1999 resulting from the Company extending the time in which certain stock options held by Mr. Lieppe were allowed to vest.

     In March 1998, the Company entered into an employment agreement with its Vice President, Human Resources, Mr. Barr, which provides for a two-year term. In October 1999, the employment agreement was amended for an additional year and included a change in control provision. The annual compensation rate in 1999 for Mr. Barr under this agreement was $150,000.

     In August 1999, the Company entered into an employment agreement with its current CEO, Mr. Fournet that provides for a four-year term, unless terminated earlier in accordance with certain circumstances, and which includes a change in control provision. The annual compensation rate for Mr. Fournet under this agreement was $250,000.

     In February 2000, the Company entered into an employment agreement with its Vice President, General Counsel and Secretary, Mr. Muetterties having a one-year term which renews itself each day. The agreement calls for a base salary of $160,000 in 2000 and includes a change in control provision. The employment agreement contains certain restrictive covenants, including provisions relating to non-competition, non-solicitation and non-disclosure of confidential information during the executive's employment with the Company and for specific periods thereafter.

                          COMPENSATION COMMITTEE REPORT

     The Compensation Committee is responsible for implementing and administering the Company's compensation policies and programs for its executive officers. This includes setting the base salaries and the total compensation levels of the Chief Executive Officer (the "CEO") and the other executive officers of the Company. In addition, the Compensation Committee is responsible for setting the performance criteria for bonus awards and determining the achievement levels and payout for the executive officers.

COMPENSATION PHILOSOPHY

     The Company's compensation policies for executive officers, as established by the Compensation Committee, are designed to (a) provide competitive compensation packages that will attract and retain talented executive officers,
(b) link compensation to financial and operating results, so as to reward successful performance, and (c) provide long-term equity compensation, to further align the interests of executive officers with those of shareholders and further reward successful performance. The principal components of the Company's executive officer compensation program are base salary, bonus awards and grants of stock options.

ANNUAL COMPENSATION

    Annual cash compensation is comprised of base salary and bonus awards. Salary determinations have not been based upon any specific criteria. The salary levels of executive officers of the Company that were hired in 1999 were established at the time the executives were hired. The Compensation Committee approved the compensation levels of the newly hired executives taking into consideration the Company's objective of attracting outstanding executives to join a relatively young and growing corporation. The salary levels of certain other executive officers of the Company for 1999 were based on established levels set by employment contracts previously entered into by the executive officers.

    Bonus awards made to executive officers in 1999 were based in part on established minimums set by their employment agreements and in part upon the Company's achievement of performance targets. The Compensation Committee also took into consideration the leadership provided by the Company's executive officers in managing the Company's growth in 1999.

LONG-TERM COMPENSATION

    The Compensation Committee believes that stock options are an important component of compensation for executive officers of the Company because it closely aligns the interests of management with those of the shareholders. Stock options also provide an attractive compensation incentive in hiring new executive officers. This policy of the Compensation Committee is carried out for the Company by the Stock Option Plan Administration Committee, which has the discretion to grant stock options to executive officers. The number of options in each grant is not based on any specific criteria, but the Committee did consider primarily the executive's position, skills and achievements.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

    Ronald Fournet was named President and Chief Executive Officer of the Company on August 10, 1999. His salary level of $250,000 for 1999 was established by the Board of the Company. He received a sign-on bonus of $85,000 in 1999. Mr. Fournet's compensation in 1999 was based upon the terms of the employment agreement that was dated August 10, 1999.

DEDUCTIBILITY OF CERTAIN COMPENSATION

    Section 162(m) of the Internal Revenue Code generally denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the CEO or any of the four other highest paid executive officers, excluding (among other things) certain performance-based compensation. Through December 31, 1999, this provision has not affected the Company's tax deductions, but the Compensation Committee will continue to monitor the potential impact of section 162(m) on the Company's ability to deduct executive compensation.

                                 COMPENSATION COMMITTEE
                                 Andrall E. Pearson, Chairman
                                 Jerold Glassman, Esq.
                                 Bernard Marcus

                             STOCK PERFORMANCE GRAPH

    The graph below compares the cumulative total shareholder return on the Company's common stock with the cumulative total shareholder return of (i) the S&P Stock Market (U.S.) Index (the "S&P Index"); and (ii) a "peer group" index assuming an investment of $100 on September 28, 1995 in each of the common stock of the Company, the stocks comprising the S&P Index and the stocks comprising the peer group, and further assuming reinvestment of dividends. The "peer group" consists of ChoicePoint, American Business Information, Inc., Vista Information Solutions, Inc. and Avert, Inc.

    The graph commences on September 28, 1995, the date that the Patlex common stock began trading publicly. From September 28, 1995 and until March 17, 1996, the Patlex common stock was listed on the Nasdaq Small-Cap Market. From March 18, 1996 until August 19, 1996, the Patlex common stock was listed on the Nasdaq National Market. The Company's common stock was traded on the Nasdaq National Market from August 20, 1996 until it began trading on the New York Stock Exchange on September 17, 1997.

                         COMPARISON OF CUMULATIVE RETURN

                   THE COMPANY, S&P INDEX AND PEER GROUP INDEX
                 (FROM SEPTEMBER 28, 1995 TO DECEMBER 31, 1999)

                            TOTAL SHAREHOLDER RETURNS
                             (DIVIDENDS REINVESTED)

[GRAPH]

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to beneficial ownership of the common stock as of March 1, 2000 (i) by each person who beneficially owns more than 5% of the outstanding shares of the common stock,
(ii) by each of the Company's executive officers and directors, and (iii) by all of the executive officers and directors of the Company as a group. Unless otherwise noted, each person named in the table has sole voting and investment power as to shares shown.

                                                              SHARES OF
                                                             COMMON STOCK         PERCENT
      NAMES OF BENEFICIAL OWNER                           BENEFICIALLY OWNED   OF CLASS (1)
      -------------------------                           ------------------   ------------
      AXA Financial, Inc. (2)                                     3,461,600         17.2%
      FMR Corp. (3)                                               2,566,400         12.7%
      Kenneth G. Langone (4)                                      2,561,094         12.6%
      Gary Erlbaum (5)                                              417,962          2.1%
      Frank Borman (6)                                              200,000             *
      Bernard Marcus (7)                                             78,453             *
      J. Henry Muetterties                                           49,820             *
      Andrall E. Pearson (7)                                         30,538             *
      Eugene L. Step (8)                                             30,436             *
      Ronald Fournet (9)                                             21,250             *
      Kevin A. Barr (7)                                              20,000             *
      C. Garry Betty (10)                                            10,538             *
      Jerold E. Glassman (10)                                        10,000             *
      All Officer and Directors as a Group (11)
      (12 persons)                                                3,468,425         16.6%

----------

*    Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days count as outstanding for computing the percentage beneficially owned by the holder. Except as otherwise indicated by footnote, we believe that the persons named in this table have solve voting and investment power with respect to the share of common stock shown.
(2) Based on our review of a Schedule 13G filed with the Commission on February 10, 2000, we believe these shares are held by AXA Financial, Inc. whose address is 1290 Avenue of the Americas, New York, NY 10104.
(3) Based on our review of a Scheduled 13G filed with the Commission on February 14, 2000, we believe these shares are held by FMR Corp. whose address is 82 Devonshire Street, Boston, MA 02109.
(4) Includes (i) 900,000 shares owned by Invemed Associates, Inc., (ii) 200 shares owned by his spouse, (iii) 200,000 shares issuable upon exercise of presently exercisable options and (iv) 660,894 shares owned by the Invemed Catalyst Fund. Mr. Langone is Chairman of the Board, Chief Executive Officer and President of Invemed and the principal shareholder of Invemed's parent corporation. The address of this shareholder is 375 Park Ave., Suite 2205, New York, NY 10152.
(5) Includes (i) 29,420 shares owned by SPSP Corporation of which Mr. Erlbaum is a director, President and 36.7% shareholder, (ii) 3,750 shares held by trusts for which Mr. Erlbaum serves as trustee or co-trustee, (iii) 139,360 shares owned by Erlbaum Family L.P., of which Mr. Erlbaum is President of the general partnership, (iv) 2,922 shares owned by Mr. Erlbaum's son, and
     (v) 200,000 shares issuable upon exercise of presently exercisable options.
(6) Includes 157,895 shares issuable pursuant to currently exercisable stock options.
(7) Includes 20,000 shares issuable pursuant to currently exercisable stock options.
(8) Includes 30,000 shares issuable pursuant to currently exercisable stock options.
(9) Includes 21,250 shares issuable pursuant to currently exercisable stock options.
(10) Includes 10,000 shares issuable pursuant to currently exercisable stock options.
(11) Includes 727,479 shares issuable pursuant to currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Invemed Associates, Inc. ("Invemed"), from time to time, has provided financial advisory services to the Company, for which customary compensation has been paid. In connection with the Company's offering of 1,940,000 shares of common stock in May 1997 and 5,669,758 shares in October 1999, Invemed performed certain investment banking services for the Company for which Invemed received fees of approximately $2,706,000 and 3,975,000, respectively. Kenneth G. Langone, a director and a shareholder of the Company, is Chairman of the Board, Chief Executive Officer and President of Invemed, and is the principal shareholder of Invemed's parent.

     On February 7, 1994, Database Technologies, Inc. entered into a debt and royalty agreement with a consortium of seven individuals including Jack Hight. During 1995, Mr. Hight became a shareholder and director of DBT. The agreement provided the financing necessary for Database Technologies, Inc. to enter the Texas market. The agreement provided for a loan to Database Technologies, Inc. of $200,000, which was repaid in 1995. The agreement also provided for Database Technologies, Inc. to grant to the consortium a royalty to share in the revenues of the Texas expansion up to $800,000, computed as 10% of specified revenues from Texas operations. For the years ended December 31, 1999, 1998 and 1997, Database Technologies, Inc. paid $149,267, $164,561 and $125,957, respectively, relating to such royalties. Through December 31, 1999, Database Technologies, Inc. had paid a total of $499,717 relating to such royalties.

     Messrs. Fournet and Barr have outstanding loans with the Company in the amounts of $350,000 and $125,000, respectively.

     Mr. Muetterties was extended a loan on February 20, 2000 in the amount of $342,928. This loan is a bridge loan provided in association with Mr. Muetterties relocation to Boca Raton, Florida and is due May 31, 2000.

     IRSC had a consulting agreement with an affiliate which was terminated May 6, 1999. Pursuant to the agreement, IRSC paid the affiliate for consulting services and reimbursed the affiliate for certain travel and administrative expenses incurred on behalf of IRSC. During the years ended December 31, 1999, 1998 and 1997, IRSC paid the affiliate $62,500, $375,000 and $365,000, respectively.

ITEM 14.  EXHIBITS, FINANCIALS STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                   SIGNATURES

3(i)**            Amended and Restated Articles of Incorporation
3(ii)*            Amended and Restated Bylaws
10(i)+            Employment Agreement dated March 11, 1990, between Patlex and Frank Borman
10(ii)++          Employment Agreement dated August 15, 1997, between DBT Online, Inc. and Charles A. Lieppe***
10(iii)*          Employment Agreement dated February 14, 2000, between DBT Online, Inc. and J. Henry
                  Muetterties***
10(iv)+           Security and Escrow Agreement dated September 29, 1992, between Patlex and NGN Acquisition
                  Corporation
10(v)+            Standard Form of Licensing Agreement
10(vi)+           Purchase Agreement dated  December 11, 1919, between Patlex and Gordon Gould
10(vii)+          Agreement dated January 31, 1982, among Patlex, Refac Technology Development Corporation, Refac
                  International Ltd., Gordon Gould, NGN Acquisition Corporation, and the partnership of
                  Lerner, David, Littenberg & Samuel
10(viii)+         Agreement dated October 1, 1984, among Patlex, Refac
                  Technology Development Corporation, East West Trade Services,
                  Ltd., and Refac International, Ltd.
10(ix)+           Agreement dated 1986 among Patlex and NGN Acquisition Corporation, Gordon Gould, and Apollo
                  Lasers, Inc.
10(x)+            Letter of Clarification dated January 31, 1990, among Patlex, Gordon Gould, and NGN Acquisition
                  Corporation
10(xi)****        Agreement and Plan of Merger By and Among ChoicePoint, Inc. ChoicePoint Acquisition Corporation
                  and DBT Online, Inc. dated February 14, 2000
10(xii)+++        Amended and Restated Stock Option Plan***
10(xiii)++++      Lease (For Boca Raton, Florida Location)
10(xiv)*          Employment Agreement dated February 4, 1998, between DBT Online, Inc. and Kevin Barr as amended***
10(xv)*           Employment Agreement dated August 10, 1999 between DBT Online, Inc. and
                  Ronald Fournet***
10(xvi)*          Separation of Employment Agreement and General Release and Consulting Agreement between
                  DBT Online, Inc. and Thomas J. Hoolihan dated January 12, 2000 and an Amendment thereto dated February
                  11, 2000***
10(xvii)*         Separation of Employment Agreement and General Release and Consulting Agreement between DBT
                  Online, Inc. and Andrew J. Perlmutter dated January 7, 2000 and an Amendment thereto dated
                  February 13, 2000***
10(xviii)*        Separation of Employment Agreement and General Release and Consulting Agreement between DBT
                  Online, Inc. and Timothy M. Leonard dated January 7, 2000 and an Amendment thereto dated
                  February 11, 2000***
10(xix)*          Separation of Employment Agreement and General Release Consulting  Agreement between DBT
                  Online, Inc. and Charles Lieppe dated January 3, 2000***
10(xx)*           Agreement and Plan of Reorganization among DBT Online, Inc., DBT Acquisition, Inc.,
                  I.R.S.C., Inc., The Shareholders of I.R.S.C., Inc. and certain other parties dated May 6, 1999
21*               Subsidiaries
23.1*             Consent of Deloitte & Touche LLP
23.2*             Consent of Corbin & Wertz
27*               Financial Data Schedule (for Securities and Exchange Commission use only)

----------------

*         Filed herewith
** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-2000)
***       Management contract or compensatory plan
****      Incorporated by reference to the Company's Form 8-K filed February 15,
          2000
+ Incorporated by reference to the Form 10-KSB of Patlex Corporation for the year ended June 30, 1995
++ Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1997
+++ Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-41313) filed with the Securities and Exchange Commission on December 1, 1997.
++++ Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1998

                       DBT ONLINE, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (In thousands)

                                                                           CHARGED TO                   WRITE-OFFS
                                                              BEGINNING   STATEMENT OF      OTHER        AND OTHER     ENDING
                        DESCRIPTION                            BALANCE     OPERATIONS     INCREASES     ADJUSTMENTS   BALANCE
------------------------------------------------------------  ---------   -------------   ---------     -----------   --------
Year ending December 31, 1997
  Allowances for uncollectible accounts                         $250          $115         $ 25(1)         $ (40)       $350
                                                                ====          ====         ====            =====        ====

Year ended December 31, 1998
  Allowance for uncollectible accounts                          $350          $159         $  0            $(110)       $399
                                                                ====          ====         ====            =====        ====

Year ended December 31, 1999
  Allowance for uncollectible accounts                          $399          $231         $388(2)         $(179)       $839
                                                                ====          ====         ====            =====        ====

---------------

(1) Represents the allowance established in connection with the acquisition of The Information Connectivity Group, Inc.
(2) Represents the allowance established in connection with the acquisition of KnowX.com and Informed.



          (b) Reports on Form 8-K

              Form 8-K dated October 8, 1999 reporting the Asset Purchase Agreement Among West Publishing Company, Information America, Inc. and DBT Online, Inc. dated as of August 20, 1999

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 10, 2000                  DBT Online, Inc.




                                       By:/s/ Ronald Fournet
                                          -----------------------------------
                                       Ronald Fournet
                                       President and Chief Executive Officer

                                       Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capabilities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes, and appoints J. Henry Muetterties his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

NAME                                CAPACITY                                    DATE
----                                --------                                    ----
/s/ Frank Borman                    Chairman of the Board of                    March 10, 2000
Frank Borman                        Directors

/s/Ronald Fournet                   President, Chief Executive                  March 10, 2000
Ronald Fournet                      Officer and Director

/s/Judith D. Brown                  Principal Accounting Officer                March 10, 2000
Judith D. Brown

/s/ Charles G. Betty                Director                                    March 10, 2000
Charles G. Betty

/s/ Jerold E. Glassman              Director                                    March 10, 2000
Jerold E. Glassman

/s/ Gary E. Erlbaum                 Director                                    March 10, 2000
Gary E. Erlbaum

/s/ Ken Langone                     Director                                    March 10, 2000
Ken G. Langone

/s/ Bernard Marcus                  Director                                    March 10, 2000
Bernard Marcus

/s/ Andrall E. Pearson              Director                                    March 10, 2000
Andrall E. Pearson

/s/ Eugene L. Step                  Director                                    March 10, 2000
Eugene L. Step

                            ANNUAL RETURN PERCENTAGE



COMPANY NAME/INDEX                      DEC 95         DEC 96       DEC 97      DEC 98     DEC 99
-------------------------------------------------------------------------------------------------
DBT ONLINE INC                          268.75           0.85        67.64        0.00      -2.51
S&P 500 INDEX                             5.76          22.96        33.36       28.58      21.04
PEER GROUP                              -51.50          16.54         0.19       -0.53      51.60


                                INDEXED RETURNS

                                         BASE
                                        PERIOD
COMPANY NAME/INDEX                    28-SEP-95        DEC 95     DEC 96       DEC 97      DEC 98     DEC 99
------------------------------------------------------------------------------------------------------------
DBT ONLINE INC                           100           368.75    371.88       623.44      623.47     607.82
S&P 500 INDEX                            100           105.76    130.04       173.43      222.99     269.91
PEER GROUP                               100            48.50     56.52        56.63       56.33      85.40



PEER GROUP COMPANIES
--------------------------------------------------------------------------------
AVERT INC
CHOICEPOINT INC
INFOUSA INC (FORMERLY AMERICAN BUS INFO)
VISTA INFO SOLUTIONS INC