Form 10-Q
period 2000-03-31
DBT ONLINE INC
filed 2000-05-15
CIK 1010138

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to _______________

                         Commission file number 1-13333
                                                --------

                                DBT ONLINE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                85-0439411
  ----------------------------                ---------------------------------
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

The number of common shares outstanding as of April 30, 2000 was 20,212,094.

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

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                           and December 31, 1999..................................................................3

                  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000
                           and 1999...............................................................................4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
                           and 1999...............................................................................5

                  Notes to Condensed Consolidated Financial Statements............................................6

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

         Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................................12

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

         Item 5.  OTHER INFORMATION..............................................................................12

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

Signatures.......................................................................................................13

EXHIBIT



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DBT Online, Inc. and subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)


                                                                              AT MARCH 31,      AT DECEMBER 31,
                                                                                  2000               1999
                                                                              ------------      ---------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $   9,931          $  33,016
Accounts receivable, less allowance:
     March 31, 2000, $625; December 31, 1999, $839                                15,931             12,675
Short-term investments                                                            31,403             16,500
Prepaid expenses and other current assets                                          2,759              2,276
Prepaid income taxes                                                                 587              1,437
                                                                               ---------          ---------
     Total current assets                                                         60,611             65,904

Property and equipment, net                                                       33,820             33,369
Patents, less accumulated amortization:
     March 31, 2000, $6,130; December 31, 1999, $5,707                             7,712              8,135
Goodwill, less accumulated amortization:
     March 31, 2000, $3,636; December 31, 1999, $2,765                            28,076             28,941
Other assets                                                                         106                139
                                                                               ---------          ---------
TOTAL ASSETS                                                                   $ 130,325          $ 136,488
                                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                       $   7,644          $  16,662
Due to other patent interest holders                                               1,795              1,848
                                                                               ---------          ---------
     Total current liabilities                                                     9,439             18,510

DEFERRED INCOME TAXES                                                              1,458              1,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.10 par value, 5,000,000 shares
     authorized; no shares issued or outstanding
Common stock, $.10 par value, 100,000,000 shares
     authorized; 20,212,094 and 20,135,964 shares issued and
     outstanding at March 31, 2000 and December 31, 1999, respectively             2,021              2,013
Additional paid-in capital                                                       101,179             99,388
Retained earnings                                                                 16,513             15,252
Accumulated other comprehensive loss                                                (285)              (255)
                                                                               ---------          ---------
     Total stockholders' equity                                                  119,428            116,398
                                                                               ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 130,325          $ 136,488
                                                                               =========          =========


See notes to condensed consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000            1999
                                                    -------         -------

Revenues                                            $22,657         $16,535
Patent royalties                                      1,543           1,653
                                                    -------         -------
       Total revenues and royalties                  24,200          18,188
                                                    -------         -------
Cost of revenues                                      9,100           7,432
Sales and marketing                                   4,510           2,286
Research and development                              2,248           1,179
General and administrative                            6,821           4,779
                                                    -------         -------
       Total expenses                                22,679          15,676
                                                    -------         -------
Income from operations                                1,521           2,512
Interest income, net                                    418             443
                                                    -------         -------
Income before income taxes                            1,939           2,955
Provision for income taxes                              678           1,005
                                                    -------         -------
       Net income                                   $ 1,261         $ 1,950
                                                    =======         =======

Basic net income per common share                   $  0.06         $  0.10
                                                    =======         =======
Basic weighted average shares outstanding            20,148          18,914
                                                    =======         =======
Diluted net income per common share                 $  0.06         $  0.10
                                                    =======         =======
Diluted weighted average shares outstanding          20,706          19,694
                                                    =======         =======





See notes to condensed consolidated financial statements.

DBT Online, Inc. and subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2000               1999
                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                        $  1,261          $  1,950
        Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
            Depreciation and amortization                                    3,028             1,968
            Deferred income taxes                                             (122)             (124)
            Stock issued for employee benefit plan                             400
            Changes in operating assets and liabilities:
               Accounts receivable                                          (3,256)           (2,028)
               Prepaid expenses and other current assets                      (483)                6
               Prepaid income taxes                                            850               347
               Accounts payable and accrued liablities                      (9,018)            1,533
               Due to other patent interest holders                            (53)              329
                                                                          --------          --------
          Net cash (used in) provided by operating activities               (7,393)            3,981
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Property and equipment purchased                                    (2,191)           (2,171)
        Increase in other assets                                                33              (191)
        Additions to short-term investments                                (14,934)             (531)
                                                                          --------          --------
          Net cash used in investing activities                            (17,092)           (2,893)
                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from exercise of stock options                              1,400               667
                                                                          --------          --------
          Net cash provided by financing activities                          1,400               667
                                                                          --------          --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (23,085)            1,755

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            33,016            21,324
                                                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  9,931          $ 23,079
                                                                          ========          ========




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DBT Online, Inc. (the "Company") and its wholly owned subsidiaries. The condensed consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. All significant intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

         The weighted-average number of shares for stock options included in the diluted weighted-average shares outstanding were 557,548 and 779,729 for the three months ended March 31, 2000 and 1999, respectively.

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

         Pro-forma results of operations for the three months ended March 31, 1999, assuming the acquisition of KnowX.com and Informed occurred as of the beginning of 1999, after giving effect to certain adjustments such as interest and amortization of goodwill resulting from the acquisition, are summarized as follows:

                                   PROFORMA
                               THREE MONTHS ENDED
                                MARCH 31, 1999
                                --------------

Net revenue                          $21,302
                                     =======
Income before income taxes           $ 2,432
                                     =======
Net income                           $ 1,520
                                     =======
Earnings per share (diluted)         $  0.08
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

NOTE 3.  COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                            2000            1999
                                                                         ---------        ---------
Net income                                                                $ 1,261          $ 1,950
Adjustment to reconcile net income to total comprehensive income:
Unrealized loss on investments                                                (30)             (29)
                                                                          -------          -------
Comprehensive income                                                      $ 1,231          $ 1,921
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


                                                                                      Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                  2000              1999
                                                                               ---------          ---------

REVENUES:
Electronic information                                                         $  22,657          $  16,535
Patent enforcement                                                                 1,543              1,653
                                                                               ---------          ---------
    Consolidated revenues                                                      $  24,200          $  18,188
                                                                               =========          =========

OPERATING PROFIT:
Electronic information                                                         $     778          $   1,817
Patent enforcement                                                                   884                953
                                                                               ---------          ---------
Segment operating profit                                                           1,662              2,770
Interest income                                                                      418                443
General corporate expense                                                           (141)              (258)
                                                                               ---------          ---------
    Consolidated income before income taxes                                    $   1,939          $   2,955
                                                                               =========          =========

CAPITAL EXPENDITURES:
Electronic information                                                         $   2,191          $   2,169
Patent enforcement                                                                    --                  2
                                                                               ---------          ---------
    Consolidated capital expenditures                                          $   2,191          $   2,171
                                                                               =========          =========

DEPRECIATION AND AMORTIZATION OF IDENTIFIABLE ASSETS:
Electronic information                                                         $   2,603          $   1,542
Patent enforcement                                                                   426                426
                                                                               ---------          ---------
    Consolidated depreciation and amortization                                 $   3,029          $   1,968
                                                                               =========          =========


                                                                                   At                At
                                                                               March 31,        December 31,
                                                                                 2000               1999
                                                                               ---------        ------------
IDENTIFIABLE ASSETS:
Electronic information                                                         $  93,898          $  76,362
Patent enforcement                                                                14,606             23,285
                                                                               ---------          ---------
    Total identifiable assets                                                    108,504             99,647
General corporate assets                                                          21,821             36,841
                                                                               ---------          ---------
    Consolidated assets                                                        $ 130,325          $ 136,488
                                                                               =========          =========




NOTE 5.  PROPOSED MERGER WITH CHOICEPOINT, INC.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1999 Form 10K. This information contains certain statements regarding future trends, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact upon the Company, could differ materially from those presented in this Form 10-Q.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         We acquired KnowX.com and Informed in September 1999 and WinSHAPES in May 1999. These acquisitions were accounted for as purchases and, accordingly, the operating results of these companies are reflected in the Company's results of operations from the dates of the respective acquisitions. Changes in the Company's results of operations from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 are attributable, in part, to these acquisitions.

REVENUES

         EIG's revenues increased 37.0% to $22,657 for the three months ended March 31, 2000, from $16,535 for the same period in 1999. In addition to the increase caused by the acquisitions, the increase in EIG's revenues was attributable to an overall increase in the core business and the introduction of IRSC's new web-based screening product. Without the acquisitions, EIG's revenues increased 15.6% to $19,120. PEG's revenues decreased 6.7% to $1,543 for the three months ended March 31, 2000, from $1,653 for the same period in 1999. Total consolidated revenues increased 33.1% to $24,200 for the three months ended March 31, 2000, from $18,188 for the same period in 1999.

COST OF REVENUES

         EIG's cost of revenues increased 23.8% to $8,673 for the three months ended March 31, 2000, from $7,005 for the same period in 1999. In addition to the increase caused by the acquisitions, the increase in EIG's cost of revenues was due primarily to increases in both purchased data costs and depreciation expense as EIG continued to invest both in its computer facilities and in the expansion of its databases. Without the acquisitions, EIG's cost of revenue increased 14.2% to $7,997. As a percentage of EIG's revenues, cost of revenues decreased to 38.3% for the three months ended March 31, 2000, from 42.4% for the same period in 1999. The decrease in cost of revenues as a percentage of EIG's revenues was due to the scale benefits associated with our accelerated revenue growth. PEG's cost of revenues remained the same at $427 for the three months ended March 31, 2000 and for the same period in 1999 and consists solely of the amortization costs associated with the purchase of the PEG's patents. Total consolidated cost of revenues increased 22.4% to $9,100 for the three months ended March 31, 2000, from $7,432 for the same period in 1999.

SALES AND MARKETING

         EIG's sales and marketing expenses increased 97.3% to $4,510 for the three months ended March 31, 2000, from $2,286 for the same period in 1999. As a percentage of EIG's revenues, sales and marketing expense increased to 19.9% for the three months ended March 31, 2000, from 13.8% for the same period in 1999. In addition to the increase caused by the acquisitions, the increase was primarily due to increases in advertising expenses and sales and marketing personnel. Without the acquisitions, EIG's sales and marketing expenses increased 12.6% to $2,574. PEG did not have sales and marketing expenses.

RESEARCH AND DEVELOPMENT

         EIG's research and development expenses increased 90.7% to $2,248 for the three months ended March 31, 2000, from $1,179 for the same period in 1999. As a percentage of EIG's revenues, research and development expenses increased to 9.9% for the three months ended March 31, 2000, from 7.1% for the same period in 1999. In addition to the increase caused by the acquisitions, the increase was due to an increase in both salaries and personnel associated with our new product development. Without the acquisitions, EIG's research and development expenses increased 41.1% to $1,664. PEG did not have research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         EIG's general and administrative expenses increased 46.2% to $6,588 for the three months ended March 31, 2000, from $4,506 for the same period in 1999. In addition to the increase caused by the acquisitions, the increase was due to increases in occupancy expenses, payroll, and other expenses related to the reorganization of our administrative infrastructure. As a percentage of EIG revenues, general and administrative expenses increased to 29.1% for the three months ended March 31, 2000, from 27.3% for the same period in 1999. Without the acquisitions, EIG's general and administrative expenses increased 18.4% to $5,333 which was 27.9% of EIG's revenues. PEG's general and administrative expenses decreased to $233 for the three months ended March 31, 2000, from $273 for the same period in 1999. Total consolidated general and administrative expenses increased 42.7% to $6,821 for the three months ended March 31, 2000, from $4,779 for the same period in 1999.

OPERATING PROFIT

         EIG's operating profit decreased 59.1% to $637 for the three months ended March 31, 2000, from $1,559 for the same period in 1999. Without the acquisitions, EIG's operating profit decreased slightly to $1,552 as revenue growth was offset by increased cost of revenues and other operating expenses. PEG's operating profit decreased 7.2% to $884 for the three months ended March 31, 2000, from $953 for the same period in 1999. Total operating profit decreased 39.5% to $1,521 for the three months ended March 31, 2000, from $2,512 for the same period in 1999.

INTEREST INCOME

         Net interest income was $418 for the three months ended March 31, 2000, compared to $443 for the same period in 1999. The decrease was due to lower cash and investment balances as our capital expenditures increased significantly in 1999, reducing our average investment balances in 2000.

INCOME TAXES

         Our effective income tax rate remained the same at 35% for the three months ended March 31, 2000, and for the same period in 1999. The effective tax rates for both of these periods were favorably impacted by non-taxable interest income and reduced state income taxes.

NET INCOME

         Our net income decreased 35.3% to $1,261 for the three months ended March 31, 2000, from $1,950 for the same period in 1999. In addition to the decrease caused by the acquisitions, the decrease was due to the slight decrease in the operating profit of EIG and PEG, and reduced interest income during the period. Without the acquisitions, our net income decreased 4.8% to $1,856. The KnowX.com and Informed acquisitions are expected to be dilutive to net income until September 2000 due to royalties being paid to the company from which we acquired these products from.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operations were $7,393 for the three months ended March 31, 2000, compared to cash provided by operations of $3,981 for the same period in 1999. We had working capital at March 31, 2000 of $51,172 (including cash, cash equivalents and short-term investments of $41,334) compared to $47,394 (including, cash equivalents and short-term investments $49,516) at December 31, 1999. We expect to fund future working capital requirements with our existing cash and short-term investment balances and with cash generated from operations.

         Capital expenditures were $2,191 for the three months ended March 31, 2000, compared to $2,171 for the same period in 1999. These expenditures were primarily attributable to the acquisition of computer equipment.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         DBT Online is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the financial position or results of operations of the Company. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

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

                                 DBT ONLINE, INC.

                                  /s/ JUDITH D. BROWN
                                 ------------------------------------------
                                 JUDITH D. BROWN
                                 (Principal Accounting Officer)



                                 /s/ J. HENRY MUETTERTIES
                                 ------------------------------------------
                                 J. HENRY MUETTERTIES
                                 (Vice President General Counsel and Secretary)



Date:  May 15, 2000